Form 10QSB
period 1996-06-30
SHO ME FINANCIAL CORP
filed 1996-07-31
CIK 863370

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                            Washington, DC.    20549
                                  FORM 10-QSB

(Mark One)
[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934]

                      For the quarter ended June 30, 1996
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to
                                  -------------  ----------------
                       Commission File Number    0-24084
                                                 -------
                             SHO-ME FINANCIAL CORP.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                             44-0363938
                --------                             ----------
   (State or other jurisdiction              (I.R.S. Employer ID Number)
     of incorporation or organization)

                109 N. HICKORY, MT. VERNON, MISSOURI       65712
                ------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                (417)  466-2171
                                ---------------
               Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes        X         No
                                                 ------------       -----------
        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                                Outstanding at July 31,1996
  -----------------------------                    ---------------------------
  Common Stock, Par Value $ .01                         1,732,674 Shares

                             SHO-ME FINANCIAL CORP.
                                 AND SUBSIDIARY


                                     INDEX


PART I.       FINANCIAL INFORMATION (UNAUDITED)                              PAGE NO.
Item 1.       Consolidated Condensed Financial Statements

              -     Consolidated Statements of Financial Condition              3

              -     Consolidated Condensed Statements of Income                 4-5

              -     Consolidated Statements of Cash Flows                       6-7

              -     Notes to Consolidated Financial Statements                  8-9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              10-15

PART II       OTHER INFORMATION                                                16-17

               Signature Page                                                   18


                             SHO-ME FINANCIAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1:  Basis of Presentation

       The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's December 31, 1995 Form 10-KSB which was filed with the Securities and Exchange Commission and the Company's annual report which includes a complete set of audited financial statements for the fiscal years ended December 31, 1995 and 1994.

Note 2:  Holding Company Formation and Stock Issuance

       Sho-Me Financial Corp. (SMFC) was established May 9, 1990, for the purpose of becoming a holding company for the shares of 1st Savings Bank, f.s.b., upon its conversion from a federal mutual savings bank to a federal stock savings bank.

       The Company's subscription and community stock offering was completed on June 28, 1994, with the issuance of 2,049,875 shares at a price of $10 per share, providing net proceeds of approximately $18.1 million after conversion costs and approximately $1.6 million in debt incurred by the employee stock ownership plan (ESOP).

Note 3:  Principles of Consolidation

       The consolidated financial statements include the accounts of SMFC and its wholly-owned subsidiary, 1st Savings Bank, f.s.b. which in turn owns all of First Savings Financial Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4:  Employee Stock Ownership Plan

       In conjunction with the stock conversion, the Company established an ESOP with 163,990 unallocated shares available for distribution. The unallocated shares have been credited to Unearned ESOP Shares, a contra-equity account. As shares are released from collateral the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for Earnings Per Share calculations. The ESOP has allocated 41,158 shares to the employees of the Bank.

Note 5:  Benefit Plans

     On April 26, 1995, the Company's stockholders voted to approve both a Management Recognition and Retention Plan (MRP) and a Stock Option and Incentive Plan (SOIP). The MRP authorized 81,995 shares to be issued to directors, officers and employees of the Bank of which 63,038 shares have been awarded. The SOIP authorized 204,987 stock options on shares to be issued to directors, officers, and employees of the Bank, of which 143,346 have been awarded. Both the MRP and SOIP vest over a five year period with compensation expense being amortized over each participant's vesting period for the MRP.

Note 6:  Investments in Debt Securities

     As of November 17, 1995, the Company redesignated held-to-maturity securities with an aggregate amortized cost of $7,886,143 and net unrealized gains of $49,265 to the available-for-sale portfolio. The redesignation was prompted by an announcement by the Financial Accounting Standards Board to allow a one-time redesignation and reflected management's revised expectations of liquidity needs. Currently, the Company accounts for all of its investment and mortgage-backed and related securities as available-for-sale.

Note 7:  Earnings Per Share

     Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of outstanding shares of common stock, common stock equivalents and allocated ESOP shares. Unallocated ESOP shares were not included in the determination of either primary or fully diluted earnings per share. Stock options were considered to be common stock equivalents and were therefore included in both primary and fully diluted earnings per share calculations. Primary and fully diluted earnings per share for the three and six months ended June 30, 1996 were computed on weighted average shares or share equivalents of 1,668,294 and 1,702,471, respectively, as compared to weighted average shares or share equivalents of 1,931,423 and 1,895,083 for the same period of the prior year.

                      Part I:    FINANCIAL INFORMATION
                                   Item I
                   SHO-ME FINANCIAL CORP.  AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               JUNE 30, 1996 (UNAUDITED) and DECEMBER 31, 1995

                                                                    June 30,          December 31,
                                                                      1996               1995
                                                                      ----               ----
ASSETS
Cash                                                             $  1,538,582        $  1,323,867
Interest bearing deposits in other
   financial institutions                                           2,840,338           4,250,841
                                                                 ------------        ------------
       Cash and cash equivalents                                    4,378,920           5,574,708

Available-for-sale investment securities                           12,482,037           9,154,546

Available-for-sale mortgage-backed securities                       8,491,515          11,655,941

Loans held for sale                                                    74,970                   0
Loans receivable, net                                             242,649,763         214,445,042
                                                                 ------------        ------------
Foreclosed assets held for sale, net                                   52,052                   0
Premises and equipment                                              5,551,489           5,216,836
Accrued interest receivable
    Loans                                                           1,488,201           1,238,760
    Investments                                                       217,259             213,487
Investment in FHLB stock                                            3,890,000           3,871,000
Prepaid expenses and other assets                                     234,119             283,032
Deferred income taxes                                                 516,473             406,390
                                                                 ------------        ------------
Total Assets                                                     $280,026,798        $252,059,742
                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                         $168,849,289        $146,550,426
Federal Home Loan Bank advances                                    77,831,000          73,024,000
Advances from borrowers for taxes and insurance                     1,274,519             502,188
Accounts payable and accrued expenses                               1,085,902             765,867
Income taxes payable                                                  198,807             251,746
                                                                 ------------        ------------

                   Total Liabilities                              249,239,517         221,094,227

Common stock                                                           20,499              20,499
Additional paid-in-capital                                         19,773,231          19,716,466
Unrealized depreciation on
     available-for-sale securities, net                              (204,110)             (3,899)
Retained earnings                                                  17,838,764          16,688,663
Unearned ESOP shares                                               (1,144,389)         (1,228,346)
Unearned MRP shares                                                  (433,498)           (600,966)
Treasury Stock                                                     (5,063,216)         (3,626,902)
                                                                 ------------        ------------

                     Total Stockholders' Equity                    30,787,281          30,965,515
                                                                 ------------        ------------

Total Liabilities and Stockholders' Equity                       $280,026,798        $252,059,742
                                                                 ============        ============
See Notes to Consolidated Financial Statements

                      PART  I:    FINANCIAL INFORMATION
                    SHO-ME FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME

       FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995


                                                      Three-months                               Six-months
                                                         ended                                     ended
                                                        June 30,                                  June 30,
                                                1996               1995                  1996                1995
                                                ----               ----                  ----                ----
                                             (unaudited)       (unaudited)            (unaudited)          (audited)
INTEREST INCOME
      Loans                                  $4,828,839         $3,315,322            $9,323,859          $6,138,010
      Investment securities                     155,004            239,927               300,139             467,136
      Mortgage-backed securities                166,907            192,988               356,446             431,899
      Other                                      17,441             30,342                52,983              46,219
                                             ----------         ----------            ----------          ----------
                                              5,168,191          3,778,579            10,033,427           7,083,264

INTEREST EXPENSE
     Deposits                                 1,911,168          1,558,615             3,678,327           2,963,172
     Federal Home Loan Bank advances          1,059,663            693,972             2,123,055           1,089,968
                                             ----------         ----------            ----------          ----------
                                              2,970,831          2,252,587             5,801,382           4,053,140

NET INTEREST INCOME                           2,197,360          1,525,992             4,232,045           3,030,124

PROVISION FOR LOAN LOSSES                        45,000             45,000                65,000              85,000
                                             ----------         ----------            ----------          ----------
NET INTEREST INCOME
    AFTER PROVISION FOR
    LOAN LOSSES                               2,152,360          1,480,992             4,167,045           2,945,124
                                             ----------         ----------            ----------          ----------
NONINTEREST INCOME
    Service charges                             129,512             98,775               230,194             191,643
    Gain (Loss) on sale of loans
       and investment securites                 (20,443)             3,229               (18,309)              6,345
    Income (Loss) on foreclosed assets             (623)             7,174                  (623)              3,006
    Other income                                160,473            138,891               319,543             212,828
                                             ----------         ----------            ----------          ----------
                                                268,919            248,069               530,805             413,822
                                             ----------         ----------            ----------          ----------
NONINTEREST EXPENSE
    Salaries and employee benefits              698,184            536,070             1,353,161           1,046,048
    Net occupancy expense                       170,859            136,402               435,851             283,230
    Deposit insurance premium                    83,719             77,227               166,195             154,197
    FHLB service charges                         61,182             50,710               115,250              98,265
    Data processing                              85,638             75,898               182,657             159,452
    Legal and professional fees                  94,200             60,643               110,625             112,175
    Advertising                                  61,748             36,843                93,107              73,811
    Other expense                               169,633            109,654               343,686             220,884
                                             ----------         ----------            ----------          ----------
                                              1,425,162          1,083,447             2,800,532           2,148,062
                                             ----------         ----------            ----------          ----------



See Notes to Consolidated Financial Statements

                       PART  I:    FINANCIAL INFORMATION
                     SHO-ME FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995


                                                       Three-months                             Six-months
                                                          ended                                   ended
                                                         June 30,                                June 30,
                                                 1996               1995                  1996               1995
                                                 ----               ----                  ----               ----
INCOME BEFORE
     INCOME TAXES                               996,117            645,613             1,897,318           1,210,884

PROVISION FOR
     INCOME TAXES                               396,440            257,166               747,217             462,711
                                               --------           --------            ----------          ----------

NET INCOME                                     $599,677           $388,447            $1,150,101          $  748,173
                                               ========           ========            ==========          ==========

EARNINGS PER COMMON SHARE:                     $    .36           $    .21            $      .68          $      .39


See Notes to Consolidated Financial Statements

                       PART  I:    FINANCIAL INFORMATION

                     SHO-ME FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                               Six-months
                                                                                                  ended
                                                                                                 June 30,
                                                                                         1996                1995
                                                                                         ----                ----
CASH FLOWS FROM OPERATING                                                             (unaudited)         (unaudited)
   ACTIVITIES
        Net income                                                                    $1,150,101            $748,173
        Items not requiring (providing) cash:
              Depreciation                                                               150,000             142,434
              Provision for loan losses                                                   65,000              85,000
              Net realized losses on available-for-sale
                securities                                                                27,645               2,867
              Origination of loans held for delivery against
                commitments                                                             (395,330)           (306,400)
              Proceeds from sale of loans held for delivery
                against commitments                                                      329,695             237,728
              Gain on sale of loans                                                       (9,335)             (3,478)
              Amortization of deferred income,
                premiums and discounts on loans and investments                          (45,486)             28,912
              Vesting of MRP shares                                                      167,468
              Accruals for ESOP shares                                                   140,722             104,074
        Changes in:
           Accrued interest receivable                                                  (253,213)           (307,861)
           Prepaid expenses and other assets                                             (47,373)           (125,104)
           Accounts payable and accrued expenses                                         320,035             631,271
           Income taxes payable                                                          (40,312)            (23,593)
              Net cash provided by
                                                                                     -----------         -----------
                  operating activities                                                 1,559,617           1,214,023
                                                                                     -----------         -----------
CASH FLOWS FROM INVESTING
    ACTIVITIES
         Net originations of loans                                                   (28,266,490)        (29,402,470)
         Purchase of loans                                                                     0          (1,026,670)
         Purchase of premises and equipment                                             (484,653)           (951,029)
         Proceeds from maturity of held-to-maturity securities                                 0           1,000,000
         Proceeds from maturity of available-for-sale securities                       2,000,000                   0
         Proceeds from the sale of available-for-sale
           investment and mortgage-backed securities                                   2,595,545           6,798,295
         Purchases of available-for-sale investment and
           mortgage-backed securities                                                 (5,710,902)         (4,523,562)
         Principal reductions of investment and mortgage-backed
           securites                                                                     688,215             887,358
         Purchases of Federal Home Loan Bank stock                                       (19,000)         (1,270,000)
         Proceeds from the sale of foreclosed assets                                           0              50,501
                                                                                     -----------         -----------
             Net cash used in investing activities                                  ($29,197,285)       ($28,437,577)
                                                                                     -----------         -----------

See Notes to Consolidated Financial Statements

                       PART  I:    FINANCIAL INFORMATION

                     SHO-ME FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                               Six-months
                                                                                                 ended
                                                                                                June 30,
                                                                                         1996                1995
                                                                                         ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES                                                  (unaudited)         (unaudited)
         Net increase in certificates of deposit                                     $18,053,356         $ 3,850,846
         Net increase (decrease) in checking and savings                               4,245,507          (1,233,702)
         Proceeds from FHLB advances                                                  14,807,000          26,400,000
         Repayments of FHLB advances                                                 (10,000,000)                  0
         Net increase in advances from borrowers
            for taxes and insurance                                                      772,331             613,133
         Purchase of treasury stock                                                   (1,436,314)         (1,587,666)
                                                                                     -----------         -----------
              Net cash provided by financing activities                               26,441,880          28,042,611
                                                                                     -----------         -----------
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                  (1,195,788)            819,057

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                                5,574,708           3,911,000
                                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                                     $4,378,920          $4,730,057





See Notes to Consolidated Financial Statements

                                     PART I
                                     Item 2
                             Sho-Me Financial Corp.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

GENERAL

     The accompanying Consolidated Financial Statements include the accounts of Sho-Me Financial Corp. (the "Company") and all accounts of its wholly-owned subsidiary, 1st Savings Bank, f.s.b. (the "Bank" or "1st Savings"). All significant intercompany transactions and balances have been eliminated in consolidation.

     The Company's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets, which consist primarily of loans receivable, mortgage-backed securities (MBS), and other investments, and the average rate paid on interest-bearing liabilities which consist primarily of retail deposits and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors which influence interest rates, loan demand, prepayment rates, and deposit flows. The Bank, like other financial institutions, is subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

     The Company's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses, and other expenses. The following discussion reviews the Company's financial condition at June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995.

FINANCIAL CONDITION

     The Company's total assets increased $27.9 million, or 11.1%, from $252.1 million at December 31, 1995 to $280.0 million at June 30, 1996. The increase was primarily due to a $28.3 million increase in loans receivable which was primarily funded by an increase in deposits of $22.3 million and an increase in FHLB advances of $4.8 million.

     Loans receivable increased $28.3 million, or 13.2%, from $214.4 million at December 31, 1995 to $242.7 million at June 30, 1996. The growth in loans receivable was attributed to good local economic conditions and a successful marketing program. Loan growth consisted primarily of a $23.6 million, or 13.9% increase in one- to four-family residential loans and, to a lesser degree, an increase in loans secured by non-residential properties of $4.1 million. Growth in loans receivable has been and continues to be the primary component of the Company's asset growth.

     Deposits increased $22.3 million, or 15.2%, from $146.6 million at December 31, 1995 to $168.8 million at June 30, 1996. The increase was attributable to increased advertising, the opening of a new branch facility, enhanced cross-selling efforts, and price competitiveness. The increase was composed of a $17.8 million increase in certificates of deposit and a $4.5 million increase in transaction accounts, statement savings accounts, and accrued interest.

     FHLB advances increased $4.8 million, or 6.6%, from $73.0 million at December 31, 1995 to $77.8 million at June 30, 1996. Outstanding advances have terms of up to five years at both variable and fixed interest rates and were primarily used to finance growth in loans receivable. During the second quarter of 1996, the average cost of advances was .41% higher than the average cost of the Company's certificates of deposit.

     At June 30, 1996, stockholders' equity was $30.8 million, or 11.0% of total assets as compared to $31.0 million, or 12.3% of total assets at December 31, 1995. The reduction in stockholders' equity was primarily attributed to the $1.4 million cost of stock repurchased during the year exceeding net income of $1.2 million which in conjunction with asset growth, resulted in a 1.3% decline in the ratio of equity to total assets.

Results of Operations - Comparison of the three and six month periods ended
June 30, 1996 and 1995.
- --------------------------------------------------------------------------------

     GENERAL. The Company's net income increased $211,000, or 54.4%, from $388,000 for the quarter ended June 30, 1995 to $600,000 for the quarter ended June 30, 1996. Over the six month period ended June 30, 1996, net income increased $402,000, or 53.7%, to $1.2 million from $748,000 earned during the same period of the prior year. The increases were primarily attributed to increased net interest income which was partially offset by increased noninterest expenses and provisions for income taxes.

     NET INTEREST INCOME. Net interest income before provision for loan losses increased by $671,000, or 44.0%, to $2.2 million for the quarter ended June 30, 1996 as compared to $1.5 million earned during the same quarter of the prior year. The increase was due primarily to the average net interest rate spread increasing from 2.31% during the quarter ended June 30, 1995 to 3.01% during the quarter ended June 30, 1996 which was partially offset by the average balance of interest-bearing liabilities increasing by $5.7 million more than the average balance of interest-earning assets over this same period.

     Net interest income before provision for loan losses increased by $1.2 million, or 39.7%, to $4.2 million for the six months ended June 30, 1996 as compared to $3.0 million earned during the same period of the prior year. The increases were due primarily to the average net interest rate spread increasing from 2.38% during the six months ended June 30, 1995 to 2.96% during the six months ended June 30, 1996 which was partially offset by the average balance of interest-bearing liabilities increasing by $7.0 million more than the average balance of interest-earning assets over this same period.

     INTEREST INCOME. Interest income for the three and six months ended June 30, 1996 increased $1.4 million, or 36.8%, and $3.0 million, or 41.6%, respectively, as compared to the three and six months ended June 30, 1995. The increases were primarily attributed to the $50.7 million, or 25.4% increase in the average balance of interest-earning assets and the .73% increase in the average yield earned on interest-earning assets, from 7.31% during the first six months of 1995 to 8.04% during the first half of 1996. The increase in interest-earning assets was primarily due to growth in loans receivable, while improved yields were primarily attributed to upward loan repricing and an increase in the ratio of loans, which earned higher yields than other interest-earning assets, to total assets.

     INTEREST EXPENSE. Interest expense for the three and six months ended June 30, 1996 increased $718,000, or 31.9%, and $1.7 million, or 43.1%, respectively, as compared to the three and six months ended June 30, 1995. The increases were primarily due to a $57.7 million increase in the average balance of interest-bearing liabilities and a .34% increase in the average rate paid on interest-bearing liabilities, from 4.71% during the first six months of 1995 to 5.05% during the first half of 1996. The increase in interest-bearing liabilities was primarily due to the growth of deposits and FHLB advances, while the increase in the average rate was primarily due to an increase in the ratio of certificates of deposit and FHLB advances, which represented higher costing liabilities than transaction and savings accounts, to interest-bearing liabilities.

     PROVISION FOR LOSSES ON LOANS The provision for loan losses for the three and six months ended June 30, 1996 was $45,000 and $65,000, respectively, as compared to the $45,000 and $85,000 established during the three and six month periods ended June 30, 1995. The Company will continue to monitor its allowance for loan losses and make future additions based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, and general economic conditions. Although the Company maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions (See "Nonperforming Assets").

     NONINTEREST INCOME. Noninterest income for the three and six months ended June 30, 1996 increased $21,000, or 8.4%, and $117,000, or 28.3%, respectively,
as compared to the three and six months ended June 30, 1995.   Increased
noninterest income over the six months ended June 30, 1996 when compared to the same period of the prior year was partially due to increased lease income of $127,000 and FHLB dividends of $71,000. Increased lease income was due to rents received from leased space in the recently opened Springfield location while increased dividends were attributed to increased average balances. Offsetting some of the increases was a $34,000 reduction in income from the sale of available-for-sale loans and investments. For the three months ended June 30, 1996, noninterest income increased for the same general reasons.

     NONINTEREST EXPENSE. Noninterest expense for the three and six months ended June 30, 1996 increased $342,000, or 31.5%, and $652,000, or 30.4%, respectively, as compared to the three and six months ended June 30, 1995.
The increases over the six months ended June 30, 1996 when compared to the same period of 1995 were primarily due to a $307,000 increase in compensation expenses and $153,000 in occupancy expenses. Costs related to staffing and operating the new Springfield location caused the majority of the increased occupancy expenses and along with higher benefit plan costs caused the majority of increased compensation expenses.

Much of the remaining increase in costs was distributed over each expense grouping and was primarily the result of the Company's asset growth. For the three months ended June 30, 1996 noninterest expense increased for the same general reasons.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the three and six months ended June 30, 1996 increased $139,000, or 54.2%, and $285,000, or 61.5%, respectively, as compared to the three and six months ended June 30, 1995. The increased provisions for taxes were primarily due to increased taxable income over the three and six month periods.


NONPERFORMING ASSETS

     The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The Company's allowance for loan losses was $1.7 million at both June 30, 1996 and December 31, 1995. At June 30, 1996, assets classified as substandard, doubtful, or loss totaled $191,000, or .07% of total assets. Management has considered each of these factors in evaluating the adequacy of the allowance for loan losses.

     The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Non-performing assets of the Company include non-accruing loans, accruing loans delinquent/past maturity 90 days or more, and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table illustrates changes in the Company's level of non-performing assets:

                                                        06/30/96         12/31/95         12/31/94
                                                        --------         --------         --------
                                                                  (Dollars In Thousands)
Loans Delinquent/Past Maturity 90 Days or More          $     114        $      35        $      46
Foreclosed Assets                                              52                0               51
                                                        ---------        ---------        ---------
Total Non-performing Assets                             $     166        $      35        $      97
Total Non-Performing Assets as a                        =========        =========        =========
      Percentage of Total Assets                              .06%             .01%             .05%


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans receivable, investments and MBS, and FHLB advances. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows and loan prepayment rates are influenced by many factors which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. During the month ended June 30, 1996, the Bank's liquidity ratio averaged 5.3%.

     The Company uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At June 30, 1996 the Company had approximately $5.8 million in commitments to originate mortgage loans, and $7.1 million in loans-in-process on mortgage loans. These commitments are anticipated to be funded primarily through a combination of FHLB advances, deposit growth, and principal and interest payments received on loans receivable. Management believes that anticipated cash flows will be adequate to meet the Company's liquidity needs.

IMPACT OF NEW ACCOUNTING STANDARDS

     The FASB has issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("FAS 122"). FAS 122 requires that mortgage banking enterprises recognize as separate assets rights to service mortgage loans for others. Adoption of FAS 122 is required by the Company during the year ending December 31, 1996. The impact of this statement is not expected to have a material effect on the Company's financial statements.

     The FASB recently adopted Financial Accounting Standards Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for stock-based compensation plans. It encouraged entities to adopt that method in place of the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. This statement applies to financial statements for fiscal 1996. Management expects to continue to account for stock-based compensation in accordance with the provisions of APB No. 25. Therefore, FAS 123 is not expected to have a significant impact on the Company's consolidated financial statements.

REGULATORY CAPITAL

     At June 30, 1996, the Bank continued to exceed all regulatory capital requirements with tangible capital of $24.7 million (9.0% of tangible assets); core capital of $24.7 million (9.0% of adjusted tangible assets); and risk-based capital of $26.4 million (17.1% of risk-weighted assets). Under current regulatory guidelines, the Bank is classified as well-capitalized.

REGULATORY ITEMS

     Federal law requires that the FDIC maintain reserves at both the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") of at least 1.25% of estimated insured deposits. The reserves are funded through the payment of insurance premiums by the insured institution members of each fund. The BIF reached this level during 1995. The FDIC has decided to reduce insurance premiums applicable to BIF-insured institutions while retaining the premiums applicable to SAIF members, such as 1st Savings, at their current levels until the SAIF reached its required reserve level. Proposed federal legislation provides for a one-time assessment estimated to be
 .80% to .90%, to be imposed on all SAIF assessable deposits, as of March 31, 1995, including those held by commercial banks, and for BIF deposit insurance premiums to be used to pay the Financing Corporation ("FICO") bond interest on a pro rata basis together with SAIF premiums. If a requirement were implemented as of June 30, 1996 for 1st Savings to pay a one-time assessment equal to .90% of insured deposits, the amount of such assessment would have been approximately $1.2 million.

     Effective in the third quarter of 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of .04% to .31% of deposits (as compared to the current range of .23% to .31% of deposits for SAIF-insured institutions). In addition, in November 1995, the FDIC further revised the schedule to provide a range of 0% to .27% (with a minimum annual premium of $2,000), effective January 1996. The majority of BIF-insured members are subject to the minimum $2,000 annual premium. As a result, BIF members generally pay significantly lower premiums than SAIF members. While the magnitude of the competitive advantage of BIF-insured institutions and its impact on 1st Savings' results of operations cannot be determined at this time, the decrease in BIF premiums could place 1st Savings at a material competitive disadvantage should BIF members seek to price deposits higher or loan products lower than SAIF members. 1st Savings currently qualifies for the minimum SAIF premium level of .23% of deposits.

     To the extent it becomes available, 1st Savings may consider paying an exit fee to the SAIF and an entrance fee to the BIF in order to convert its insured deposits to the BIF. No prediction can be made at this time as to whether this option, currently prohibited, may become available.

                          Part II - Other Information

Item 1  -  Legal Proceedings

        The Company and the Bank are not involved in any pending legal proceedings other than legal proceedings incident to the business of the Company and the Bank, involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Company and the Bank.

Item 2  -  Changes in Securities

        Not applicable

Item 3  -  Defaults upon Senior Securities

        Not applicable

Item 4  -  Submission of Matters to a Vote of Security Holders

        (a) On April 24, 1996, the Company held its Annual Meeting of Stockholders.

        (b) At the meeting, Raymond G. Merryman and Donald R. Millsap were elected for terms to expire in 1999.

        (c)  Stockholders voted on the following matters:

             (i)     The election of the following directors of the Company;

           VOTES:                      FOR                   AGAINST            ABSTAIN            NON-VOTES
           ------                      ---                   -------            -------            ---------
           Donald R. Millsap           1,393,001               52,187                0                     0
           Raymond G. Merryman         1,392,576               52,612                0                     0

           (ii) The ratification of the appointment of Baird Kurtz & Dobson as independent auditors of the Company for the fiscal year ending December 31, 1996.

           VOTES:                      FOR                   AGAINST            ABSTAIN            NON-VOTES
           ------                      ---                   -------            -------            ---------
           1,445,188                   1,391,288               50,800             3,100                   0

Item 5  -  Other Information

        None.

Item 6  -  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             None.

        (b) The following is a description of the Form 8-K's filed during the quarter ended June 30, 1996.

             On April 15, 1996, the Corporation filed a current report on Form 8-K which contained a press release announcing earnings for the quarter ended March 31, 1996.

             On April 22, 1996, the Corporation filed a current report of Form 8-K which contained a press release announcing the Company's intention to repurchase up to approximately five percent, or 87,876 shares of its outstanding stock.

             On June 13, 1996, the Corporation filed a current report on Form 8-K which contained a press release announcing that the Company had completed its repurchase of approximately five percent or 87,876 shares of its outstanding stock.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SHO-ME FINANCIAL CORP.
                                       Registrant

Date:    July 31, 1996                 /s/ Raymond G. Merryman
         -------------------           ---------------------------------------
                                       Raymond G. Merryman
                                       President and Chief Executive Officer

Date:    July 31, 1996                 /s/ Greg A. Steffens
         -------------------           ---------------------------------------
                                       Greg A. Steffens
                                       Chief Financial Officer

                                EXHIBIT INDEX

Exhibit No.                     Description                     Page No.
- -----------                     -----------                     --------
    27                       Financial Data Schedule