Form 10QSB
period 1996-09-30
SHO ME FINANCIAL CORP
filed 1996-11-07
CIK 863370

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                            Washington, DC.    20549
                                  FORM 10-QSB

(Mark One)
[  X  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934]

                    For the quarter ended September 30, 1996
                                       OR
[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                      ---------------  -----------------

                       Commission File Number    0-24084

                             SHO-ME FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        44-0363938
---------------------------------                    ---------------------------
  (State or other jurisdiction                       (I.R.S. Employer ID Number)
of incorporation or organization)

                109 N. HICKORY, MT. VERNON, MISSOURI       65712
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                (417)  466-2171
               --------------------------------------------------
               Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes     X         No
                                             -------          -------

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at November 7, 1996
-----------------------------                    -------------------------------
Common Stock, Par Value $ .01                             1,646,290 Shares1

                             SHO-ME FINANCIAL CORP.
                                 AND SUBSIDIARY


                                     INDEX


PART I.          FINANCIAL INFORMATION (UNAUDITED)                                            PAGE NO.

Item 1.          Consolidated Condensed Financial Statements

                 -     Consolidated Statements of Financial Condition                         3

                 -     Consolidated Condensed Statements of Income                            4

                 -     Consolidated Statements of Cash Flows                                  5

                 -     Notes to Consolidated Financial Statements                             6-7

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                          8-13

PART II          OTHER INFORMATION                                                            14

                 Signature Page                                                               15

                        Part I:    FINANCIAL INFORMATION
                                     Item I
                     SHO-ME FINANCIAL CORP.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              SEPTEMBER 30, 1996 (UNAUDITED) and DECEMBER 31, 1995

                                                                        September 30,     December 31,
                                                                             1996            1995
                                                                        -------------     ------------
ASSETS
Cash                                                                     $1,475,559        $1,323,867
Interest bearing deposits in other
   financial institutions                                                 2,077,788         4,250,841
                                                                       ------------      ------------
       Cash and cash equivalents                                          3,553,347         5,574,708

Available-for-sale investment securities                                 14,928,125         9,154,546

Available-for-sale mortgage-backed securities                             8,368,622        11,655,941

Loans held for sale                                                               0                 0
Loans receivable, net                                                   252,875,584       214,445,042

Foreclosed assets held for sale, net                                              0                 0
Premises and equipment                                                    5,474,979         5,216,836
Accrued interest receivable
    Loans                                                                 1,585,130         1,238,760
    Investments                                                             253,497           213,487
Investment in FHLB stock                                                  4,325,000         3,871,000
Prepaid expenses and other assets                                           250,335           283,032
Deferred income taxes                                                       479,386           406,390
                                                                       ------------      ------------
Total Assets                                                           $292,094,005      $252,059,742
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                               $175,748,230      $146,550,426
Federal Home Loan Bank advances                                          82,531,000        73,024,000
Advances from borrowers for taxes and insurance                           1,719,860           502,188
Accounts payable and accrued expenses                                     2,323,476           765,867
Income taxes payable                                                        (29,042)          251,746
                                                                       ------------      ------------
                   Total Liabilities                                    262,293,524       221,094,227

Common stock                                                                 20,499            20,499
Additional paid-in-capital                                               19,866,752        19,716,466
Unrealized depreciation on
     available-for-sale securities, net                                     (76,388)           (3,899)
Retained earnings                                                        18,023,097        16,688,663
Unearned ESOP shares                                                     (1,095,775)       (1,228,346)
Unearned MRP shares                                                        (373,498)         (600,966)
Treasury Stock                                                           (6,564,206)       (3,626,902)
                                                                       ------------      ------------
                     Total Stockholders' Equity                          29,800,481        30,965,515
                                                                       ------------      ------------
Total Liabilities and Stockholders' Equity                             $292,094,005      $252,059,742
                                                                       ============      ============




See Notes to Consolidated Financial Statements

                       PART  I:    FINANCIAL INFORMATION
                     SHO-ME FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

                                                          Three-months                    Nine-months
                                                             ended                           ended
                                                          September 30,                   September 30,
                                                      1996            1995            1996            1995
                                                  -----------     -----------     -----------     -----------
                                                  (unaudited)     (unaudited)     (unaudited)     (unaudited)
INTEREST INCOME
      Loans                                       $5,179,093      $3,811,769     $14,502,952      $9,949,778
      Investment securities                          201,980         228,234         502,119         695,370
      Mortgage-backed securities                     138,137         180,197         494,583         612,095
      Other                                           17,691          25,258          70,675          71,478
                                                      ------          ------          ------          ------
                                                   5,536,901       4,245,458      15,570,329      11,328,721

INTEREST EXPENSE
     Deposits                                      1,991,768       1,639,784       5,670,095       4,602,956
     Federal Home Loan Bank advances               1,238,123         860,444       3,361,178       1,950,412
                                                   ---------         -------       ---------       ---------
                                                   3,229,891       2,500,228       9,031,273       6,553,368

NET INTEREST INCOME                                2,307,010       1,745,230       6,539,056       4,775,353

PROVISION FOR LOAN LOSSES                             45,000               0         110,000          85,000
                                                      ------               -         -------          ------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                      2,262,010       1,745,230       6,429,056       4,690,353
                                                   ---------       ---------       ---------       ---------
NONINTEREST INCOME
    Service charges                                  133,391         106,657         363,585         298,300
    Gain (Loss) on sale of loans
       and available-for-sale securites                3,519           4,685         (14,791)         11,029
     Income on foreclosed assets                       5,701             905           5,079           3,912
     Other income                                    182,738          97,370         499,481         310,199
                                                     -------          ------         -------         -------
                                                     325,349         209,617         853,354         623,440
                                                     -------         -------         -------         -------
NONINTEREST EXPENSE
    Salaries and employee benefits                   741,121         627,185       2,094,282       1,673,234
    Net occupancy expense                            224,525         149,554         653,318         432,783
    Deposit insurance premium                      1,001,630          78,832       1,167,825         233,029
    FHLB service charges                              56,238          47,686         171,487         145,951
    Data processing                                   90,374          81,918         273,031         241,370
    Legal and professional fees                       40,945          47,452         155,827         159,627
    Advertising                                       69,262          52,388         162,369         126,199
    Other operating expense                          130,412         104,896         474,100         325,781
                                                     -------         -------         -------         -------
                                                   2,354,507       1,189,911       5,152,239       3,337,974
                                                   ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES                           232,852         764,936       2,130,171       1,975,819

PROVISION FOR INCOME TAXES                            48,520         276,051         795,737         738,761
                                                    --------        --------      ----------      ----------
NET INCOME                                          $184,332        $488,885      $1,334,434      $1,237,058
                                                    ========        ========      ==========      ==========

EARNINGS PER COMMON SHARE:                         $     .11       $     .28       $     .80       $     .67


See Notes to Consolidated Financial Statements

                       PART  I:    FINANCIAL INFORMATION
                     SHO-ME FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                                           Nine-months
                                                                                                              ended
                                                                                                           September 30,
                                                                                                       1996             1995
                                                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                                                (unaudited)     (unaudited)
      Net income                                                                                    $1,334,434       $1,237,058
      Items not requiring (providing) cash:
            Depreciation                                                                               302,558          213,651
            Provision for loan losses                                                                  110,000           85,000
            Net realized (gains) losses on available-for-sale securities                               111,258             (543)
            Net realized gains on equity investments                                                   (83,613)
            Origination of loans held for delivery against commitments                                (588,820)        (790,400)
            Proceeds from sale of loans held for delivery against commitments                          601,674          606,537
            Gain on sale of loans                                                                      (12,854)         (10,487)
            Gain on sale of foreclosed assets                                                           (7,406)          (9,228)
            Amortization of deferred income,
              premiums and discounts on loans and investments                                          (50,723)           3,617
            Deferred income taxes                                                                      (28,569)
            Accruals for MRP shares                                                                    227,468                0
            Accruals for ESOP shares                                                                   272,083          104,008
      Changes in:
         Accrued interest receivable                                                                  (386,380)        (446,899)
         Prepaid expenses and other assets                                                             (63,590)         (87,632)
         Accounts payable and accrued expenses                                                       1,721,995          599,245
         Income taxes payable                                                                         (280,788)          21,256
                                                                                                  ------------     ------------
            Net cash provided by operating activities                                                3,178,727        1,525,183
                                                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Net originations of loans                                                                   (42,893,559)     (46,248,871)
       Purchase of loans                                                                                     0       (1,026,670)
       Proceeds from sale of loans                                                                   4,367,437                0
       Purchase of premises and equipment                                                             (560,701)      (1,699,826)
       Proceeds from maturity of held-to-maturity securities                                                 0        1,000,000
       Proceeds from maturity of available-for-sale securities                                       2,000,000        1,500,000
       Proceeds from the sale of available-for-sale
         investment and mortgage-backed securities                                                   2,595,545        7,312,754
       Purchases of available-for-sale investment and mortgage-backed securities                    (8,000,103)      (6,352,827)
       Principal reductions of investment and mortgage-backed securities                               854,275        1,209,310
       Purchases of Federal Home Loan Bank stock                                                      (454,000)      (2,000,000)
       Proceeds from the sale of foreclosed assets                                                      59,458           59,729
                                                                                                  ------------     ------------
           Net cash used in investing activities                                                  ($42,031,648)    ($46,246,401)
                                                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in certificates of deposit                                                     $21,371,382       $5,879,198
       Net increase in checking and savings                                                          7,669,036        1,302,212
       Proceeds from FHLB advances                                                                  54,260,000       92,200,000
       Repayments of FHLB advances                                                                 (44,760,000)     (51,800,000)
       Stock issuance from exercised options                                                             3,625
       Vesting of MRP shares                                                                             7,148
       Net increase in advances from borrowers for taxes and insurance                               1,217,672          932,455
       Purchase of treasury stock                                                                   (2,937,304)      (3,618,256)
                                                                                                  ------------     ------------
            Net cash provided by financing activities                                               36,831,559       44,895,609
                                                                                                  ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    (2,021,362)         174,391

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       5,574,708        3,911,000
                                                                                                  ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                            $3,553,346       $4,085,391

See Notes to Consolidated Financial Statements

                             SHO-ME FINANCIAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1:  Basis of Presentation

       The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's December 31, 1995 Form 10-KSB which was filed with the Securities and Exchange Commission and the Company's annual report which contains the audited financial statements for the fiscal years ended December 31, 1995 and 1994.

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

Note 5:  Benefit Plans

         On April 26, 1995, the Company's stockholders voted to approve both a Management Recognition and Retention Plan (MRP) and a Stock Option and Incentive Plan (SOIP). The MRP authorized 81,995 shares to be issued to directors, officers and employees of the Bank of which 63,038 shares have been awarded. The SOIP authorized 204,987 stock options on shares to be issued to directors, officers, and employees of the Bank, of which 153,346 remain awarded and outstanding. Both the MRP and SOIP vest over a five year period with compensation expense being amortized over each participant's vesting period for the MRP.

Note 6:  Earnings Per Share

         Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of outstanding shares of common stock, common stock equivalents and allocated ESOP shares. Unallocated ESOP shares were not included in the determination of either primary or fully diluted earnings per share. Stock options were considered to be common stock equivalents and were therefore included in both primary and fully diluted earnings per share calculations. Primary earnings per share for the three and nine months ended September 30, 1996 were computed on weighted average shares or share equivalents of 1,598,221 and 1,655,024, respectively as compared to 1,790,878 and 1,876,128 from the prior year.

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

         The Company's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets, which consist primarily of loans receivable, investment securities, mortgage-backed securities (MBS), and other investments, and the average rate paid on interest-bearing liabilities which consist primarily of retail deposits and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors which influence interest rates, loan demand, prepayment rates, and deposit flows. The Bank, like other financial institutions, is subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

         The Company's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses, and other expenses. The following discussion reviews the Company's financial condition at September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995.

FINANCIAL CONDITION

         The Company's total assets increased $40.0 million, or 15.9%, from $252.1 million at December 31, 1995 to $292.1 million at September 30, 1996. The increase was primarily due to a $38.4 million increase in loans receivable which was primarily funded by an increase in deposits of $29.2 million and an increase in FHLB advances of $9.5 million.

         Loans receivable increased $38.4 million, or 17.9%, from $214.4 million at December 31, 1995 to $252.9 million at September 30, 1996. The growth in loans receivable was attributed to good local economic conditions, the opening of a second full-service office in Springfield and a successful marketing program. Loan growth consisted primarily of a $31.4 million, or 18.4% increase in one- to four-family residential loans and, to a lesser degree, an increase in loans secured by non-residential properties and consumer loans of $7.1 million. Growth in loans receivable has been and continues to be the primary component of the Company's asset growth.

         Deposits increased $29.2 million, or 19.9%, from $146.6 million at December 31, 1995 to $175.7 million at September 30, 1996. The increase was attributable to increased advertising, the opening of a new branch facility, enhanced cross-selling efforts, and price competitiveness. The increase was composed of a $21.4 million increase in certificates of deposit and a $7.8 million increase in transaction accounts, statement savings accounts, and accrued interest.

         FHLB advances increased $9.5 million, or 13.0%, from $73.0 million at December 31, 1995 to $82.5 million at September 30, 1996. Outstanding advances have terms of up to five years at both variable and fixed interest rates and were primarily used to finance growth in loans receivable. During the third quarter of 1996, the average cost of advances was 40 basis points higher than the average cost of the Company's certificates of deposit.

         At September 30, 1996, stockholders' equity was $29.8 million as compared to $31.0 million, at December 31, 1995. The reduction in stockholders' equity was primarily attributed to the $2.9 million cost of stock repurchased during the year exceeding net income of $1.3 million and benefit plan accruals of $360,000. The ratio of stockholders' equity to total assets was reduced to 10.2% at September 30, 1996 as compared to 12.3% on December 31, 1995. The 2.1% reduction was attributed to the overall reduction in stockholders' equity and asset growth of the Company.

Results of Operations - Comparison of the three and nine month periods ended September 30, 1996 and 1995.

         GENERAL. The Company's net income for the three and nine month periods ended September 30, 1996 was $184,000 and $1.3 million, respectively, as compared to net income of $489,000 and $1.2 million earned during the same periods of 1995. In the third quarter of 1996, net income was reduced by a $564,000 special assessment, net of taxes, as part of the plan to recapitalize the Savings Association Insurance Fund (See "Regulatory Items"). Exclusive of the SAIF assessment, net income would have increased $259,000 and $661,000, respectively, during the three and nine months ended September 30, 1996 when compared to the three and nine months ended September 30, 1995. The increase in pre-assessment income was primarily due to increased net interest income which was partially offset by increased noninterest expenses.

         NET INTEREST INCOME. Net interest income before provision for loan losses increased by $562,000, or 32.2%, to $2.3 million for the three months ended September 30, 1996 as compared to the $1.7 million earned during the same quarter of the prior year. The increase was primarily due to a .36% increase in the average interest rate spread and a $53.8 million increase in the average balance of interest-earning assets ("IEA") which was partially offset by a $57.7 million increase in the average balance of interest-bearing liabilities ("IBL").

         Net interest income before provision for loan losses increased by $1.7 million, or 36.9%, to $6.5 million for the nine months ended September 30, 1996 as compared to the $4.8 million earned during the same period of the prior year. The increase was primarily due to a .50% increase in the average interest rate spread and a $52.4 million increase in the average balance of IEA which was partially offset by a $57.8 million increase in the average balance of IBL.

         INTEREST INCOME. Interest income for the three and nine months ended September 30, 1996 increased $1.3 million, or 30.4%, and $4.2 million, or 37.4%, respectively, as compared to the three and nine months ended September 30, 1995. The increases were primarily attributed to the $52.4 million, or 25.4% increase in the average balance of IEA and the .70% increase in the average yield earned on IEA, from 7.34% during the first nine months of 1995 to 8.04% during the first nine months of 1996. The increase in IEA was primarily due to growth in loans receivable, while improved yields were primarily attributed to upward loan repricing and an increase in the ratio of loans, which earned higher yields than other IEA, to total assets.

         INTEREST EXPENSE. Interest expense for the three and nine months ended September 30, 1996 increased $730,000, or 29.2%, and $2.5 million, or 37.8%, respectively, as compared to the three and nine months ended September 30, 1995. The increases were primarily attributed to a $57.8 million increase in the average balance of IBL and a .20% increase in the average rate paid on IBL, from 4.87% during the first nine months of 1995 to 5.07% during the first nine months of 1996. The increase in IBL was attributed to the growth of deposits and FHLB advances, while the increase in the average rate was primarily due to an increase in the ratio of certificates of deposit and FHLB advances, which represented higher costing liabilities than transaction and savings accounts, to IBL.

         PROVISION FOR LOSSES ON LOANS The provision for loan losses for the three and nine months ended September 30, 1996 was $45,000 and $110,000, respectively, as compared to the $85,000 established during the nine month period ended September 30, 1995. The Company will continue to monitor its allowance for loan losses and make future additions based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, and general economic conditions. Although the Company maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions (See "Nonperforming Assets").

         NONINTEREST INCOME. Noninterest income for the three and nine months ended September 30, 1996 increased $116,000, or 55.2%, and $230,000, or 36.9%, respectively, as compared to the three and nine months ended September 30, 1995. Over each of these respective periods, lease income increased $22,000 and $127,000, while FHLB dividends increased $28,000 and $99,000, and service charges increased $27,000 and $65,000. Increased lease income was due to the leasing of office space in the new Springfield location, while increased FHLB dividends were due to higher average balances of FHLB stock and increased service charges were primarily attributed to an expanded customer base.

         NONINTEREST EXPENSE. Noninterest expense for the three and nine months ended September 30, 1996 increased $1.2 million, and $1.8 million, respectively, as compared to the three and nine months ended September 30,
1995.   Over each of these respective periods, excluding the one-time SAIF assessment of $910,000, noninterest expense increased $255,000, or 21.4%, and $904,000, or 27.1%. These increases were due, in part, to increased compensation expense of $114,000 and $421,000, and occupancy expense of $75,000 and $221,000. Increased compensation expense was primarily due to increased staffing while higher operating expenses were primarily attributed to operating the new Springfield facility. In addition, noninterest expense during 1996 was increased by a $910,000 special assessment, before taxes, as part of the plan to recapitalize the SAIF (See "Regulatory Items"). Much of the remaining increase in noninterest expense was the result of the Company's asset growth.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three and nine months ended September 30, 1996 declined $228,000 and increased $57,000, respectively, as compared to the same periods of 1995. Exclusive of the $346,000 tax benefit related to the SAIF assessment, the effective tax rate for the three and nine months ended September 30, 1996 was 34.6% and 37.6%, respectively, as compared to 36.1% and 37.4%, respectively, for the same period of 1995. The decline in the effective tax rate was due to changes in accrual estimates.

NONPERFORMING ASSETS

         The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The Company's allowance for loan losses was $1.8 million at September 30, 1996 and $1.7 million at December 31, 1995. On September 30, 1996, classified assets totaled $184,000, or .06% of total assets. Management has considered each of these factors in evaluating the adequacy of the allowance for loan losses.

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

                                                            09/30/96         12/31/95         12/31/94
                                                            --------         --------         --------
                                                                      (Dollars In Thousands)
Loans Delinquent/Past Maturity 90 Days or More            $     182        $       35       $       46
Foreclosed Assets                                                 0                 0               51
                                                          ---------        ----------       ----------
Total Non-performing Assets                               $     182        $       35       $       97
                                                          =========        ==========       ==========
Total Non-Performing Assets as a
   Percentage of Total Assets                                   .06%              .01%             .05%

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, principal and interest payments on loans receivable, investments and MBS, and FHLB advances. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows and loan prepayment rates are influenced by many factors which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. During the month ended September 30, 1996, the Bank's liquidity ratio averaged 6.2%.

         The Company uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At September 30, 1996 the Company had approximately $8.1 million in commitments to originate mortgage loans, and $6.3 million in loans-in-process on mortgage loans. These commitments are anticipated to be funded primarily through a combination of FHLB advances, deposit growth, and principal and interest payments received on loans receivable. Management believes that anticipated cash flows will be adequate to meet the Company's liquidity needs.

IMPACT OF NEW ACCOUNTING STANDARDS

         The FASB has issued Statement of Financial Accounting Standards No. 122 ("FAS 122"), "Accounting for Mortgage Servicing Rights". FAS 122 requires that mortgage banking concerns recognize as separate assets rights to service mortgage loans for others. The Company adopted FAS 122 during the first quarter of 1996. The adoption of FAS 122 has not had a material effect on the Company's financial statements.

         The FASB has issued Financial Accounting Standards Statement No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation". FAS 123 establishes a fair value based method of accounting for stock-based compensation plans. It encourages entities to adopt that method in place of the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. FAS 123 applies to financial statements for fiscal 1996. Management is continuing to account for stock-based compensation in accordance with the provisions of APB No. 25.

         The FASB has issued Statement of Financial Accounting Standards No. 125, ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Asses and Extinguishment of Liabilities". The primary impact of SFAS 125 on mortgage banking concerns is to extend the rules in SFAS 122 from servicing of mortgage loans to all loan servicing. Adoption of SFAS 125 will be required by the Company during the fiscal year ending December 31, 1997. The impact of this statement is not expected to have a material effect of the Company's financial statements.

REGULATORY CAPITAL

         Federally insured savings institutions are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on select thrifts on a case-by-case basis.

         At September 30, 1996, the Bank continued to exceed all regulatory capital requirements with tangible capital of $24.5 million (8.6% of tangible assets); core capital of $24.5 million (8.6% of adjusted tangible assets); and risk-based capital of $26.3 million (16.4% of risk- weighted assets). Under current regulatory guidelines, the Bank was classified as well-capitalized.

REGULATORY ITEMS

         Federal law requires that the FDIC maintain reserves at both the SAIF and the Bank Insurance Fund ("BIF") of at least 1.25% of insured deposits. The reserves are funded through the payment of insurance premiums by the insured institution members of each fund. The BIF reached this level during 1995.
Upon attainment of the required reserve level, the FDIC may reduce insurance premiums applicable to BIF-insured institutions while retaining the premiums applicable to SAIF members, such as the Bank, at their current levels until the SAIF reaches its required reserve level.

         In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 provided no savings associations then exist. The special assessment rate was
65.7 basis points and will be payable on November 27, 1996. Accordingly, this special assessment increased noninterest expense and adversely affect the Bank's results of operations. The Bank's liability for the special assessment, estimated to total approximately $564,000, net of taxes, was recorded during the third quarter of 1996. Following the special assessment, and depending upon capital level and supervisory rating, the Bank's deposit insurance premiums could decrease significantly for future periods.

         Prior to the enactment of the legislation a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing for resolving the thrift crisis of the 1980s. Although the SAIF rates are expected to be reduced significantly, in the near future the minimum assessment paid by SAIF-insured institutions is not anticipated to be equalized with the minimum BIF rate as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions are uncertain at this time.

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

Item 2  -  Changes in Securities

         Not applicable

Item 3  -  Defaults upon Senior Securities

         Not applicable

Item 4  -  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5  -  Other Information

         None

Item 6  -  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 None.

         (b) The following is a description of the Form 8-K's filed during the quarter ended September 30, 1996.

                 On August 20, 1996, the Corporation filed a current report of Form 8-K which contained a press release announcing the Company's intention to repurchase up to approximately five percent, or 86,634 shares of its outstanding stock.

                 On August 27, 1996, the Corporation filed a current report on Form 8-K which contained a press release announcing that the Company had completed its repurchase of approximately five percent or 86,634 shares of its outstanding stock.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SHO-ME FINANCIAL CORP.
                                        Registrant

Date:    November 7, 1996               /s/ Raymond G. Merryman
      --------------------------        -------------------------------------
                                        Raymond G. Merryman
                                        President and Chief Executive Officer

Date:    November 7, 1996               /s/ Greg A. Steffens
      --------------------------        -------------------------------------
                                        Greg A. Steffens
                                        Chief Financial Officer