Form 10KSB
period 1996-12-31
SHO ME FINANCIAL CORP
filed 1997-03-31
CIK 863370

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 1996
                                       OR
 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________________ to ________________
     Commission File Number 0-24084


                           SHO-ME FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                     44-0363938
-----------------------------------      --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization



109 N. Hickory Street, Mt. Vernon, Missouri                    65712
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

       Registrant's telephone number, including area code: (417) 466-2171
                       __________________________________

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ ]

     As of March 14, 1997, the Registrant had 1,538,325 shares of Common Stock issued and outstanding.

     The Registrant had revenues of $22.6 MM.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such stock as of March 14, 1997, was $34.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended December 31, 1996.

Part III of Form 10-KSB - Portions of The Proxy Statement for Annual Meeting of Stockholders to be held in 1997.

                                     PART I

ITEM 1.DESCRIPTION OF BUSINESS

GENERAL

     Sho-Me Financial Corp. (the "Company"), a Delaware corporation, was organized to act as the holding company for 1st Savings Bank, f.s.b. ("1st Savings" or the "Bank") upon completion of the Bank's conversion from the mutual to the stock form of organization (the "Conversion"). The Company received approval from the Office of Thrift Supervision to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on June 28, 1994. All references to the Company, unless otherwise indicated, at or before June 28, 1994 refer to the Bank and its subsidiary on a consolidated basis. The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotations ("Nasdaq") National Market System under the symbol "SMFC".

     At December 31, 1996, the Company had total assets of $298.0 million, deposits of $182.0 million, Federal Home Loan Bank ("FHLB") advances of $84.1 million and stockholders' equity of $30.0 million.

     The Bank, the Company's only operating subsidiary, was originally chartered in 1888 as a Missouri-chartered financial institution headquartered in Mt Vernon, Missouri. In 1993 the Bank converted to a federally chartered mutual savings bank. As indicated above, the Bank converted to stock form in 1994. The Bank is a member of the Federal Home Loan Bank System and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") and are backed by the full faith and credit of the United States. Due to this, the Bank and Company are subject to comprehensive regulation and examination by the Office of Thrift Supervision ("OTS") and the FDIC. See "Regulation."

     The principal business of the Bank consists of attracting retail deposits from the general public and using such deposits along with wholesale funding from the Federal Home Loan Bank of Des Moines ("FHLB") to invest primarily in one- to four-family residential mortgage loans. To a lesser extent, the Bank also originates multi-family, commercial real estate, construction, commercial and consumer loans. The Bank also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. At December 31, 1996, 85.7% of the Company's assets were loans receivable. See "Lending Activities - Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities."

     The Company's revenues are derived primarily from interest earned on loans, mortgage-backed securities and investments and, to a lesser extent, from service charges, loan fees, lease income, dividends and loan servicing fee income.

     The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally includes several types of savings and checking accounts, IRA's, and certificates of deposit with terms typically ranging from 91 days to five years. The Company only solicits deposits in its primary market area and does not accept brokered deposits.

The executive offices of the Company are located at 109 N. Hickory Street, Mt. Vernon, Missouri 65712, and its telephone number at that address is (417) 466-2171.

FORWARD LOOKING STATEMENTS

When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

MARKET AREA

         1st Savings' primary market area covers all or a portion of Barry, Cedar, Christian, Greene, Lawrence, Polk, Stone, and Taney Counties in southwest Missouri, which are serviced through its headquarters in Mount Vernon and seven additional full service offices located in Aurora, Bolivar, Republic, El Dorado Springs, Mount Vernon and Springfield, Missouri. One of the Bank's two Springfield offices was opened in January of 1996.

         Based on the U.S. Bureau of the Census population estimates as of July 1, 1995, the Company's market area had a population of approximately 426,000, as compared to an approximate population of 377,000 at the end of 1990. The Census data indicates that the population of the Company's market area increased by 49,000 people, or 12.9% over the last 4 1/2 years which is a higher rate than the state average of 4.0%.

         The economic well-being of the Company's market area is not reliant on a single industry. Significant industry segments include tourism, health care, light manufacturing, and financial services. Major employers include St. John's Regional Health Center, Cox Medical Centers, Bass Pro Shops, Prime, Inc. Trucking and various public organizations.

LENDING ACTIVITIES

         GENERAL. 1st Savings has been and continues to be a local community-oriented financial institution which provides a variety of financial services to meet the depository and credit needs of the communities which it serves. The Company attracts deposits from its local communities and uses these deposits along with FHLB advances to fund loans, which are typically secured by properties located within our primary market area.

         Since the Company's stock Conversion, it has focused on increasing its assets through loan growth. Growth has occurred as a result of increased loan originations and a reduction in the sale of fixed rate mortgage loans to the secondary market. Loan originations have increased as a result of enhanced marketing efforts, expanded product lines, more competitive pricing and the opening of a loan production office in Springfield, which was merged into the new Springfield office in January of 1996. In 1996, the Company originated $118.3 million mortgage and installment loans as compared to $104.6 million and $84.4 million in 1995 and 1994, respectively.

         The Company's primary focus in lending activities is on the origination of loans secured by mortgages on one- to four-family residences.
To a lesser extent, the Company originates loans secured by multi-family, land, construction, and commercial real estate as well as business and consumer loans. The Company has also occasionally purchased a limited amount of whole loans or loan participation interests originated by other lenders. At December 31, 1996, loans receivable totalled $255.5 million which constituted 85.7% of the Company's total assets. Approximately $18.5 million of these loans receivable were purchased from other lenders.

         The Executive Committee of the Bank, comprised of the President and the Executive Vice President, has the responsibility for the supervision of the loan portfolio with an overview provided by the full Board of Directors. Loans may be approved by certain officers or the Executive Committee, depending on the circumstances and the size of the loan, with all loans subject to ratification by the full Board of Directors. Loans in excess of $500,000 require board approval prior to the closing of the loan. In addition, foreclosure actions or the taking of deeds-in-lieu of foreclosure are subject to oversight by the Board of Directors.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project, is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Banks." At December 31, 1996, the maximum amount which the Bank could loan to any one borrower and the borrower's related entities was approximately $4.0
million.   At December 31, 1996, the Bank had no loans which exceeded this limit.

         LOAN PORTFOLIO COMPOSITION. The following information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                            At December 31,
                                   ------------------------------------------------------------------------------------------------
                                            1996             1995                 1994               1993             1992
                                   ------------------------------------------------- ---------------------------- -----------------
                                     Amount    Percent  Amount   Percent    Amount    Percent   Amount  Percent   Amount   Percent
                                   ----------------------------------- --------------------------------------- ------------- ------
                                                                            (Dollars in Thousands)
Real Estate Loans:
-----------------
 One- to four-family  . . . . . .  $204,522    76.94%  $170,145   76.23%    $122,807   74.64%  $ 76,008    67.47%  $67,473   67.67%
 Multi-family . . . . . . . . . .    21,475     8.08     21,012    9.41       16,027    9.74     12,451    11.05     9,891    9.92
 Commercial . . . . . . . . . . .    11,092     4.17      6,111    2.74        4,297    2.61      7,745     6.88    10,009   10.04
 Construction and
  development . . . . . . . . . .    14,970     5.63     15,637    7.01       13,012    7.91      8,786     7.80     6,304    6.32
                                   --------   ------   --------   -----     --------  ------   --------   ------   -------  ------
    Total real estate loans . . .   252,059    94.82    212,905   95.39      156,143   94.90    104,990    93.20    93,677   93.95
                                   ========   ------   --------   -----     --------  ------   --------   ------   -------  ------

Other Loans:
-----------
 Consumer Loans:
  Deposit account . . . . . . . .     1,235      .46      1,244     .56        1,155     .70      1,296     1.15     1,189    1.19
  Student . . . . . . . . . . . .        --       --         --      --           34     .02         73      .06        94     .10
  Automobile  . . . . . . . . . .     6,410     2.41      5,348    2.40        4,416    2.69      3,823     3.39     2,985    2.99
  Home improvement, second
    mortgages and mobile homes. .     1,423      .54        598     .27          428     .26        404      .36       553     .55
  Other . . . . . . . . . . . . .     1,204      .45      1,221     .54        1,122     .68        558      .50        15     .02
                                   --------   ------   --------   -----     --------  ------   --------   ------   -------  ------
    Total consumer loans  . . . .    10,272     3.86      8,411    3.77        7,155    4.35      6,154     5.46     4,836    4.85
  Commercial business loans . . .     3,493     1.32      1,874     .84        1,240     .75      1,509     1.34     1,201    1.20
                                   --------   ------   --------   -----     --------  ------   --------   ------   -------  ------
   Total other loans . . . . . .     13,765     5.18     10,285    4.61        8,395    5.10      7,663     6.80     6,037    6.05
                                   --------   ------   --------   -----     --------  ------   --------   ------   -------  ------
    Total loans before net
     items  . . . . . . . . . . .   265,824   100.00%   223,190  100.00%     164,538  100.00%   112,653   100.00%   99,714  100.00%
                                              ======             ======               ======              ======            ======

Less:
----
 Loans in process . . . . . . . .     8,093               6,693                8,803              4,441              3,101
 Net deferred fees and
  discounts . . . . . . . . . . .       437                 363                  281                142                198
 Allowance for losses . . . . . .     1,824               1,689                1,614              1,542              1,148
                                   --------            --------             --------           --------            -------
    Total loans receivable, net .  $255,470            $214,445             $153,840           $106,528            $95,267
                                   ========            ========             ========           ========            =======

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                          At December 31,
                                      ---------------------------------------------------------------------------------------------
                                              1996              1995              1994               1993               1992
                                      ------------------- ------------------ -----------------  ----------------- -----------------
                                        Amount   Percent   Amount   Percent   Amount  Percent    Amount  Percent   Amount  Percent
                                      --------- --------- -------- --------- ------- ---------  -------- --------  ------- --------
                                                                         (Dollars in thousands)
Fixed-Rate Loans:
----------------
 Real estate:
  One- to four-family(1)  . . . . . .   $33,804  12.71%  $ 25,130   11.26%  $  5,700   3.46%  $  5,091   4.52%   $11,722   11.76%
  Multi-family  . . . . . . . . . . .       527    .20        568     .25         --     --         --     --          2      --
  Commercial  . . . . . . . . . . . .       194    .07        197     .09        218    .13      3,850   3.42      5,107    5.12
  Construction and development  . . .    14,076   5.30     15,039    6.74     12,628   7.68      8,786   7.80      6,304    6.32
                                      --------  ------   --------  ------   -------- ------   --------  ------    ------  ------
     Total fixed-rate real
      estate loans  . . . . . . . . .    48,601  18.28     40,934   18.34     18,546  11.27    17,727   15.74    23,135    23.20
 Consumer . . . . . . . . . . . . . .    10,143   3.82      8,388    3.76      7,155   4.35     6,154    5.46     4,836     4.85
 Commercial business  . . . . . . . .     1,293    .49      1,178     .53        679    .41     1,126    1.00     1,065     1.07
                                      --------  ------   --------  ------   -------- ------   --------  ------    ------  ------

     Total fixed-rate loans . . . . .   60,037   22.59     50,500   22.63     26,380  16.03     25,007  22.20     29,036   29.12
                                      --------  ------   --------  ------   -------- ------   --------  ------    ------  ------

Adjustable-Rate Loans:
---------------------
 Real estate:
  One- to four-family . . . . . . . .  170,718   64.22    145,015   64.97    117,107  71.17     70,917  62.95     55,751   55.90
  Multi-family  . . . . . . . . . . .   20,948    7.88     20,444    9.16     16,027   9.74     12,451  11.05      9,889    9.92
  Commercial  . . . . . . . . . . . .   10,898    4.10      5,914    2.65      4,079   2.48      3,895   3.46      4,902    4.92
  Construction and Development  . . .      894     .34        598     .27        384    .24         --     --         --      --
  Consumer  . . . . . . . . . . . . .      129     .05         23     .01         --     --         --     --         --      --
                                      --------  ------   --------  ------   -------- ------   --------  ------    ------  ------
    Total adjustable rate real-estate
           loans  . . . . . . . . . .  203,587   76.59    171,971   77.05    137,597  83.63     87,263  77.46     70,542   70.74
  Commercial business . . . . . . . .    2,200     .82        696     .31        561    .34        383    .34        136     .14
                                      --------  ------   --------  ------   -------- ------   --------  ------    ------  ------
     Total adjustable-rate loans . .   205,787   77.41    172,690   77.37    138,158  83.97     87,646   77.80    70,678   70.88
                                      --------  ------   --------  ------   -------- ------   --------  ------    ------  ------
     Total loans before net items. .   265,824  100.00%   223,190  100.00%   164,538 100.00%   112,653  100.00%   99,714  100.00%
                                                ======             ======            ======             ======            ======
Less:
----
 Loans in process . . . . . . . . . .    8,092              6,693              8,803             4,441             3,101
 Deferred fees and discounts  . . . .      437                363                281               142               198
 Allowance for loan losses  . . . . .    1,824              1,689              1,614             1,542             1,148
                                      --------           --------           --------          --------           -------
    Total loans receivable, net . . . $255,470           $214,445           $153,840          $106,528           $95,267
                                      ========           ========           ========          ========           =======

-------------------
         (1)  Includes all loans where repricing occurs in more than 60 months.

         The following schedule illustrates the interest rate sensitivity of the Company's loan portfolio at December 31, 1996. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                            Real Estate
                           ----------------------------------------------------------------------------
                                                                           Commercial and
                                                                            Construction
                               One- to four-family      Multi-family       and Development
                           -------------------------- -------------------------------------------------
                                       Weighted              Weighted             Weighted
                                       Average                Average             Average
                            Amount      Rate       Amount      Rate     Amount     Rate   Amount   Rate
                           ------------ ------------- ---------- --------------------------------------
                                                   (Dollars in Thousands)
  Due During
Periods Ending
 December 31,
---------------
1996(1) . . . . . . . . .  $    ---     ---%   $     ---      ---%    $    325    9.00%  $  238    10.48
1997  . . . . . . . . . .     1,291    9.14         527      9.00       13,212    8.88    2,943     9.15
1998-1999 . . . . . . . .       351    8.28         ---       ---          427    8.76    3,614    10.06
2000-2001 . . . . . . . .       926    7.82         207      8.04          170    8.78    3,333     9.57
2002-2006 . . . . . . . .     5,515    7.99         313      7.38        1,429    8.46      135     9.61
2007-2015 . . . . . . . .    43,196    7.92      10,746      8.39        9,229    9.28      ---      ---
2015 and following  . . .   153,242    7.91       9,684      8.47        1,270    8.88        8    10.00





                                Commercial
                                 Business                 Total
                          ---------------------- ------------------------
                                       Weighted                  Weighted
                                       Average                   Average
                           Amount       Rate         Amount       Rate
                          -------- ------------- ----------- ------------
                                    (Dollars in Thousands)
  Due During
Periods Ending
 December 31,
---------------
1996(1) . . . . . . . . .  $  165       10.32%      $    728    9.78
1997  . . . . . . . . . .   2,319        9.11         20,292    8.97
1998-1999 . . . . . . . .     424        9.63          4,816    9.78
2000-2001 . . . . . . . .     436        9.29          5,072    9.14
2002-2006 . . . . . . . .     149       10.25          7,541    8.13
2007-2015 . . . . . . . .                 ---         63,171    8.20
2015 and following  . . .     ---         ---       $164,204    7.95
                                                    ========


--------------------
     (1) Includes demand loans, loans having no stated maturity and overdraft loans.


      The total amount of loans due after December 31, 1997 which have predetermined interest rates is $93.3 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $171.8 million.

         ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE LENDING. The Company focuses its lending efforts primarily on originating loans for the acquisition, refinance or construction of one- to four-family residences. These loans are originated as a result of customer and real estate agent referrals, existing and walk-in customers, builders and from responses to the Company's marketing campaign. At December 31, 1996, mortgage loans secured by one- to four-family residences totalled $204.5 million, or 76.9% of gross loans receivable.

         1st Savings currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans. During the year ended December 31, 1996, the Company originated $57.9 million of ARM loans and $19.0 million of fixed-rate real estate loans which were secured by one- to four-family residences. Of the fixed-rate originations, $589,000, or 3.1% were loans originated for sale and were subsequently sold to the secondary market. Substantially all of the one- to four-family residential mortgage originations are located within the Company's primary market area.

         The Company currently originates one- to four-family residential mortgage loans in amounts up to 97% of the appraised value of the security property and generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company's exposure to or below 80% of such value. Typically, such loans are originated in conformity with secondary market standards and are based on a 15 to 30 year amortization schedule with monthly principal and interest payments. The interest rates charged on these loans are competitively priced based on local market conditions, the availability of funding, and anticipated profit margins.

         The Company currently originates ARM loans which adjust annually, after an initial period of one, three, five or seven years. Typically, originated ARM loans are secured by owner occupied properties which reprice at a margin of 2.75% over the yield on the monthly average yield on United States Treasury securities adjusted to a constant maturity of one year while ARM loans secured by non-owner occupied properties generally reprice at a margin of 3.0% to 3.5% over this same index. Most of the Company's ARM loan originations are subject to annual and lifetime interest rate caps. Typically, the maximum annual interest rate adjustment on originated ARMs is limited to a 200 basis point adjustment while the maximum lifetime adjustment is limited to either 500 or 600 basis points over the initial interest rate. As a consequence of using caps, the interest rates on the Company's ARMs may not be as rate sensitive as the Company's cost of funds. Borrowers of adjustable rate loans are qualified at the fully-indexed rate of interest and delinquency rates on ARM loans have approximated those for the fixed rate loan portfolio.

         The Company also originates permanent mortgage loans for the construction of rental or owner-occupied one- to four-family residences. Generally, these loans begin monthly principal and interest payments, based on a 15 to 30 year amortization schedule, after an initial six month period (during construction) of interest-only payments. At December 31, 1996, the Company had $6.7 million in this type of construction- permanent mortgage loan. The underwriting standards used for these loans were consistent with the standards used for other owner and non-owner occupied one- to four-family residential loans.

         In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. During 1996, properties securing real estate loans made by 1st Savings had either appraisals or evaluations performed on them by in- house or independent fee appraisers approved and qualified by the Board of Directors. 1st Savings generally requires borrowers to obtain title insurance and fire, property and flood insurance (if indicated) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LENDING. The Company is also actively engaged in originating permanent loans secured by multi-family and commercial real estate including apartment and office buildings, strip shopping centers, retail establishments and other business's generally located in the Company's primary market area. At December 31, 1996, the Company had $21.5 million and $11.1 million, respectively, of multi-family and commercial real estate loans, which represented 8.08% and 4.17%, respectively, of gross loans receivable.

         Multi-family and commercial real estate loans originated by 1st Savings generally are based on an amortization schedule of 15 to 25 years with monthly principal and interest payments. Generally, the interest rate charged on these loans adjusts annually based upon the monthly average yield on United States Treasury securities adjusted to a constant maturity of one year plus a margin of 3.0% to 3.5%, subject to annual and lifetime interest-rate adjustment caps. Generally, multi-family and commercial real estate loans do not exceed 75% of the lower of the appraised value or purchase price of the property securing the loan. Before credit is extended, 1st Savings analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the cash flow generated by the property securing the loan and the value of the property itself. Generally, personal guaranties are required from the borrower in addition to the secured property as collateral for such loans. In addition, personal financial statements are generally required to be provided on at least an annual basis. Appraisals on properties securing multi-family and commercial real estate loans originated by the Company are generally performed by independent fee appraisers approved by the Board of Directors.

         Generally loans secured by multi-family and commercial real estate involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate and multi-family properties are often dependent on the successful operation or management of the secured property, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project securing the Company's loan is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         The Company's largest borrower has several loans secured by rental property, including an apartment complex, which totaled $3.8 million at December 31, 1996. These loans, as well as all six of the Company's other loans in excess of $1.0 million were performing as agreed at December 31, 1996.

         CONSTRUCTION AND DEVELOPMENT LENDING. In addition, the Company also originates real estate loans secured by projects or land that is under construction or being developed. At

December 31, 1996, the Company had $15.0 million, or 5.63% of gross loans receivable in construction and development loans outstanding.

         1st Savings offers loans to selected well-established builders in its primary market area to build residential properties in anticipation of the sale of the residence ("Speculative Construction") or in limited instances when the house has been presold. Such loans, which total $7.0 million or 2.65% of gross loans receivable, generally are originated with interest accrued quarterly and have terms of six to twelve months. Speculative Construction loans are generally originated in amounts up to 85% of the appraised value. The Company seeks to make construction loans to those builders with which it has a long-standing history of satisfactory performance. New builders typically borrow from the Company in limited amounts and may borrow additional amounts based on financial capacity and proven experience with the Company. The Company also offers construction/permanent loans. See "- One- to Four-Family Residential Mortgage Lending."

         1st Savings also offers loans to customers and established builders/developers in its primary market area to purchase land and/or finance land development loans. Such loans, which total $7.9 million or 2.98% of gross loans receivable consist primarily of loans for residential lots. Generally, land development loans are made for a term of one year and require quarterly interest payments. These loans are originated in amounts up to 75% of the appraised value of the secured property.

         Construction and land development lending generally affords the Company an opportunity to receive higher interest rates and fees with shorter terms to maturity than those obtainable from residential lending. Nevertheless, construction and land development lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to (i) the concentration of principal among relatively few borrowers and development projects, (ii) the increased difficulty at the time the loan is made of accurately estimating building or development costs and the selling price of the finished product, (iii) the increased difficulty and costs of monitoring and disbursing funds for the loan, (iv) the higher degree of sensitivity to increases in market rates of interest and changes in local economic conditions, and (v) the increased difficulty of working out problem loans. Due in part to these risk factors, the Company may be required from time to time to modify or extend the terms of some of these types of loans. In an effort to reduce these risks, the application process includes a submission to the Company of accurate plans, specifications and costs of the project to be constructed. These items are also used as a basis to determine the appraised value of the subject property. Loan amounts are approved based on the lesser of current appraised value and/or the cost of construction.

         CONSUMER AND COMMERCIAL BUSINESS LENDING. 1st Savings offers a variety of secured consumer loans, including automobile, home improvement, second mortgages, and loans secured by savings deposits. The Company also originates secured and unsecured loans to existing customers and commercial businesses, as well as letters-of-credit and lines-of-credit. The Company currently originates substantially all of its consumer and commercial business loans in its primary market area. All loans are originated on a direct basis, where credit is extended directly to the borrower. Nearly all originated consumer loans have fixed rates and are for terms of up to five years. Commercial business loans may have adjustable or fixed interest rates and are generally for terms up to five years.

          At December 31, 1996, the Company's consumer and commercial business loan portfolio totaled $13.8 million, or 5.18% of loans receivable. At December 31, 1996, $11.4 million, or 83.1% of the consumer and business loan portfolio had fixed rate loans while 16.9% had adjustable interest rates.

         CONSUMER LENDING.

         Automobile loans represent the largest component (46.6% of installment loans) of the Company's consumer loan portfolio at December 31, 1996, and totaled $6.4 million, or 2.4% of gross loans receivable. Typically, automobile loans are made for terms of up to 60 months for new vehicles and up to 48 months for used vehicles. Loans secured by automobiles have fixed rates and are generally made in amounts up to 80% of the purchase price of the vehicle.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed for consumer loans include employment stability, an application, a determination of the applicant's payment history on other debts, and an assessment of ability to meet existing and proposed obligations. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater credit risk than do residential mortgage loans, especially in the case of consumer loans which are unsecured or are secured by rapidly depreciable or mobile assets, such as automobiles. In the event of repossession or default, there may be no secondary source of repayment or the underlying value of the collateral could be insufficient to repay the loan. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although, at December 31, 1996, the Company had 8 consumer loans, totaling $31,000, or .23% of the consumer loan portfolio which were 60 days or more delinquent, there can be no assurance that delinquency levels will remain at current levels.


         COMMERCIAL BUSINESS LENDING.

         At December 31, 1996, the Company also had $3.5 million in commercial business loans outstanding, or 1.3% of loans receivable. The Company's commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.

         Commercial business loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.
Generally, commercial business loans are originated with initial terms of up to three years with either a fixed or adjustable interest rate. 1st Savings' commercial business loans are evaluated based on the loan application, a determination of the applicant's payment history on other debts, business stability and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

ORIGINATIONS, PURCHASES, SALES AND SERVICING OF LOANS AND MORTGAGE-BACKED SECURITIES

         Real estate loans are generally originated by 1st Savings' staff of salaried or commissioned loan officers. Loan applications are taken and are partially processed at each of the Company's full-service locations, while loan documents are prepared at two of the Company's locations.

         While the Company originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon the relative customer demand for loans in its market. In 1996, the Company originated $118.3 million of loans, compared to $104.6 million and $84.4 million in 1995 and 1994, respectively. The increase was attributed to expanded product lines, increased marketing, price competitiveness, and the 1995 opening of a loan production office in Springfield, Missouri, which was merged into the new Springfield branch office in January of 1996.

           1st Savings generally sold its fixed-rate one- to four-family residential mortgage loans, without recourse, to Federal Home Loan Mortgage Corporation ("FHLMC") from 1991 until April of 1994. The Company stopped selling most of its fixed rate originations in order to help meet the targets set out in the Company's growth plan which has resulted in increased balances of fixed-rate loans in the loan portfolio. The impact of these fixed rate loans on the Company's overall sensitivity to fluctuating interest rates is closely monitored. The decision to portfolio or sell fixed rate originations is based on several factors which include the Company's overall sensitivity to interest-rate risk, liquidity needs, comparable returns available on alternative investments, and the anticipated effect on the attainment of growth and profitability targets.

          Historically, when loans were sold to the secondary market, the Company retained the responsibility for servicing the loans which generates a loan servicing fee. The Company's portfolio of mortgage loans serviced for others totaled $20.3 million, $12.6 million and $14.5 million at December 31, 1996, 1995 and 1994, respectively.

          The increase in loans serviced for others is due to the sale of $9.4 million in loan participation interests to others in 1996. Included in these sales were $8.2 million of seasoned one- to four-family ARM loans which repriced based on the 11th District Cost-of-Funds ("COFI") Index and $1.2 million of a $4.6 million loan secured by a multi-family project which exceeded the

Company's loans-to-one borrower limit. The sale of the COFI loans was initiated as part of a plan to modify the repricing characteristics of the loan portfolio, manage loan growth rates and increase liquidity. The Company retains a servicing fee of .375% on the one- to four-family loans and a fee of
 .25% on the multi-family loan.

         From time to time, 1st Savings has purchased whole loans or loan participations consistent with its loan origination underwriting standards. During 1996, the Bank purchased 1 loan for $360,000 which was secured by multi-family residential real estate located in Missouri. At December 31, 1996, purchased loans totaled $18.5 million, or 7.2% of net loans receivable. Of these purchased loans, $15.8 million were secured by properties located in Missouri.

         In addition, 1st Savings occasionally purchases mortgage-backed and related securities ("MBS") to complement mortgage lending activities and provide balance sheet flexibility for liquidity and asset/liability management. The Board believes that the slightly lower yield carried by MBS is somewhat offset by the lower level of credit risk and the lower level of overhead required in connection with these assets, as compared to one- to four-family, non-residential, multi-family and other types of loans. See "- Mortgage-Backed and Related Securities."

         The following table shows the loan origination, purchase and repayment activities of the Company for the periods indicated.

                                                                      Year Ended December 31,
                                                           ------------------------------------------
                                                                1996          1995          1994
                                                           ------------- ----------------------------
                                                                         (In Thousands)
    Originations:
    -------------
     Adjustable-rate:
      Real estate
        - one- to four-family . . . . . . . . . . . . . .     $57,894           $55,170       $52,105
        - multi-family  . . . . . . . . . . . . . . . . .       5,562             5,918         5,664
        - commercial  . . . . . . . . . . . . . . . . . .       6,642             2,684         1,460
        - construction or development . . . . . . . . . .         544               431           273
      Non-real estate
        - consumer  . . . . . . . . . . . . . . . . . . .          75                23           ---
        - commercial business . . . . . . . . . . . . . .       1,117               133            55
                                                              -------           -------       -------
             Total adjustable-rate  . . . . . . . . . . .      71,834            64,359        59,557
     Fixed-rate:
     ----------
      Real estate
        - one- to four-family . . . . . . . . . . . . . .      18,990            18,241         2,147
        - multi-family  . . . . . . . . . . . . . . . . .         ---               568           ---
        - commercial  . . . . . . . . . . . . . . . . . .         ---               ---           219
        - construction or development . . . . . . . . . .      15,596            12,309        14,155
      Non-real estate
        - consumer  . . . . . . . . . . . . . . . . . . .       9,892             7,733         6,906
        - commercial business . . . . . . . . . . . . . .       1,943             1,369         1,383
                                                              -------           -------       -------
             Total fixed-rate . . . . . . . . . . . . . .      46,421            40,220        24,810
                                                              -------           -------       -------
             Total loan originations  . . . . . . . . . .     118,255           104,579        84,367
                                                              -------           -------       -------
    Purchases:
    ---------
      Real estate
        - one- to four-family . . . . . . . . . . . . . .          --               598         9,638
        - multi-family  . . . . . . . . . . . . . . . . .         360               697           --
                                                              -------           -------       -------

             Total loans  . . . . . . . . . . . . . . . .         360             1,295         9,638
      Mortgage-backed and related securities purchases  .          --             1,623        16,584
                                                              -------           -------       -------
                                                                   --
                                                                   --
              Total loan and mortgage-backed and related
               securities purchases . . . . . . . . . . .         360             2,918        26,222
                                                              -------           -------       -------
       Total originations and purchases . . . . . . . . .     118,615           107,497       110,589
                                                              -------           -------       -------
    Sales:
    -----
      Real estate
        - one- to four-family . . . . . . . . . . . . . .       8,804             1,840         1,840
        - multi-family  . . . . . . . . . . . . . . . . .       1,200
       Mortgage-backed and related securities . . . . . .       4,348             3,852         4,885
                                                              -------           -------       -------
             Total loan, mortgage-backed and related
                   securities sales . . . . . . . . . . .      14,352             5,692
                                                              -------           -------
                                                                                                6,725
                                                                                              -------
    Repayments:
    ----------
      Real estate
        - one- to four-family . . . . . . . . . . . . . .      33,703            24,831        15,251
        - multi-family  . . . . . . . . . . . . . . . . .       4,259             2,198         2,088
        - commercial  . . . . . . . . . . . . . . . . . .       1,661               870         5,127
        - construction or development . . . . . . . . . .      16,807            10,115        10,202
      Non-real estate
        - consumer  . . . . . . . . . . . . . . . . . . .       8,106             6,500         5,905
        - commercial business . . . . . . . . . . . . . .       1,441               868         1,707
                                                               ------           -------       -------
             Total loan repayments  . . . . . . . . . . .      65,977            45,382        40,280
      Mortgage-backed and related securities repayment  .       1,030             1,563         7,345
                                                               -------          -------       -------

              Total repayments  . . . . . . . . . . . . .      67,007            46,945        47,625
                                                              -------           -------       -------
              Total sales and repayments  . . . . . . . .      81,359            52,637        54,350
     Increase (decrease) in other items, net  . . . . . .       1,413           (3,255)         4,277
                                                              -------           ------        -------
              Net increase  . . . . . . . . . . . . . . .     $35,843           $58,115       $51,962
                                                              =======           =======       =======

ASSET QUALITY

         DELINQUENT LOANS. Generally, when a borrower fails to make a required payment on mortgage or installment loans the Company begins the collection process by mailing a computer generated notice to the customer. If the delinquency is not cured promptly, the customer is contacted again by notice or telephone. After an account secured by real estate becomes over 60 days past due, the Company will send a 30-day demand notice to the customer, which if not cured, unless satisfactory arrangements have been made, will lead to foreclosure. For consumer loans the Missouri Right-To-Cure Statute is followed which requires issuance of specifically worded notices at specific time intervals prior to repossession or further collection efforts.

         The following table sets forth the Company's loan delinquencies by type and by amount at December 31, 1996.

                                                           Loans Delinquent For:
                             --------------------------------------------------------------------------------
                                                                                           Total Loans
                                                                90 Days and               Delinquent 60
                                     60-89 Days                    Over                   Days or More
                             -------------------------- -----------------------------------------------------
                                Number       Amount        Number        Amount       Number       Amount
                             ------------ ------------- ------------ ----------------------------------------
                                                            (Dollars in Thousands)
One- to four-family . . . .        2          $  98            4            $254          6           $352
Consumer  . . . . . . . . .        5             27            3               4          8             31
                                 ---         ------          ---          ------        ---          -----
Total . . . . . . . . . . .        7          $ 125            7            $258         14           $383
                                 ===          =====          ===            ====         ==           ====


         NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful, but no later than 90 days delinquent (120 days for consumer loans), and as a result, previously accrued interest income on the loan is taken out of current income. The loan will be transferred back to accrual status once the borrower brings the loan to less than a 90-day delinquency. Foreclosed assets held for sale include assets acquired in settlement of loans and are shown net of reserves.

                                                                                            At December 31,
                                                                        -------------------------------------------------------
                                                                           1996        1995       1994      1993       1992
                                                                        ---------------------- --------- ---------- -----------
                                                                                            (In thousands)
                  Non-accruing loans:
                   One-to four-family . . . . . . . . . . . . . . . . .    $  254     $   ---     $  38     $ 334       $  74
                   Consumer loans . . . . . . . . . . . . . . . . . . .       ---         ---       ---       ---           9
                                                                           ------     -------     -----     -----       -----
                     Total  . . . . . . . . . . . . . . . . . . . . . .       254         ---        38       334          83
                                                                           ------     -------     -----     -----       -----

                  Accruing loans delinquent more than 90 days:
                    Consumer  . . . . . . . . . . . . . . . . . . . . .         4          35         8         1          15
                                                                           ------     -------     -----     -----       -----
                       Total  . . . . . . . . . . . . . . . . . . . . .         4          35         8         1          15
                                                                           ------     -------     -----     -----       -----

                  Foreclosed assets held for sale:
                   One- to four-family  . . . . . . . . . . . . . . . .       ---         ---       ---       ---          70
                   Commercial real estate . . . . . . . . . . . . . . .       ---         ---        51       238         302
                                                                           ------     -------     -----     -----       -----
                       Total  . . . . . . . . . . . . . . . . . . . . .       ---         ---        51       238         372
                                                                           ------     -------     -----     -----       -----

                  Total non-performing assets . . . . . . . . . . . . .    $  258     $    35     $  97     $ 573       $ 470
                                                                           ======     =======     =====     =====       =====
                  Total as a percentage of total assets . . . . . . . .       .09%        .01%      .05%      .39%        .32%
                                                                             ====        ====      ====       ===         ===


  At December 31, 1996, 1st Savings had four loans totaling $254,000 on which interest was not being accrued in accordance with SFAS No. 114. The total amount that would have been included in interest income if these loans had not been delinquent would have been $25,000. The amount that was included in interest income on these impaired loans during 1996 was approximately
$15,000.

  CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

  When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a problem asset is classified as "loss," a savings association is required to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the institution's District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

  In connection with the filing of its periodic reports with the OTS and in accordance with its asset classification policy, the Company regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of 1st Savings assets, at December 31, 1996, the Company had classified a total of $263,000, or .09% of its assets as substandard (which includes all of the non-performing assets set forth on the previous page) and none as doubtful or loss.

  OTHER LOANS OF CONCERN. In addition to the classified assets discussed above, there was also an aggregate of $335,000 in net book value of loans (five loans secured by single-family residences, one loan secured by land and 8 consumer loans) with respect to which management has some doubt as to the ability of the borrowers to continue to comply with present loan repayment terms which may ultimately result in the future inclusion of such items in classified assets.

  ALLOWANCE FOR LOAN LOSSES. The Company's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans which are being specifically monitored. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate provision for loan losses.

  Real estate properties acquired through foreclosure are recorded at lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

  Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At December 31, 1996, the Company had an allowance for loan losses of $1.8 million or 705.3% of non- performing loans. See Note 3 of the Notes to Consolidated Financial Statements.

  The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                                   Year Ended December 31,
                                                              -----------------------------------------------------------------
                                                                  1996         1995         1994         1993          1992
                                                              ------------ ------------ ---------------------------------------
                                                                                       (In thousands)
                  Balance at beginning of period  . . . . . .    $1,689         $1,614       $1,542       $1,148       $1,127

                  Charge-offs:
                    One- to four-family . . . . . . . . . . .       ---            ---          ---          ---            1
                    Multi-family  . . . . . . . . . . . . . .       ---            ---          ---            1          ---
                    Commercial real estate  . . . . . . . . .       ---            ---          ---          ---           53
                    Consumer  . . . . . . . . . . . . . . . .        33             58           18           16          ---
                                                                  -----        -------       ------       ------       ------
                                                                     33             58           18           17           54
                                                                  -----        -------       ------       ------       ------

                  Recoveries:
                    One- to four-family . . . . . . . . . . .       ---            ---          ---          ---          ---
                    Consumer  . . . . . . . . . . . . . . . .        13              3          ---            1            5
                                                                  -----        -------      -------       ------       ------
                                                                     13              3            0            1            5
                                                                  -----        -------      -------       ------       ------

                  Net charge-offs . . . . . . . . . . . . . .       (20)           (55)         (18)         (16)         (49)
                  Provision charged to operations . . . . . .       155            130           90          410           70
                                                                 ------        -------      -------      -------      -------
                  Balance at end of period  . . . . . . . . .    $1,824         $1,689       $1,614       $1,542       $1,148
                                                                 ======         ======       ======       ======       ======

                  Ratio of net charge-offs during the
                   period to average loans outstanding during
                   the period . . . . . . . . . . . . . . . .       .01%           .03%         .01%         .02%         .05%
                                                                    ===         ======       ======        =====        =====

                  Ratio of net charge-offs during the period
                  to                                              11.03%         94.83%        5.73%        3.07%        3.95%
                                                                  =====         ======        =====        =====        =====
                   average non-performing assets  . . . . . .

  The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                       1996                    1995                     1994                     1993
                             ------------------------------------------------------------------------- ------------------------
                                           Percent                  Percent                  Percent                 Percent
                                           of Loans                of Loans                 of Loans                 of Loans
                                           in Each                  in Each                  in Each                 in Each
                                           Category                Category                 Category                 Category
                                           to Total                to Total                 to Total                 to Total
                               Amount       Loans       Amount       Loans       Amount       Loans       Amount      Loans
                             ----------- ------------------------------------------------ ------------ ----------- ------------
                                                                  (Dollars in Thousands)
Type of loans:
  One- to four-family . . .     $  878       76.94%        $  813     76.23%    $  813        74.64%      $  317      67.47%
  Multi-family  . . . . . .        317        8.08            345      9.41        321         9.74          377      11.05
  Commercial real estate  .        156        4.17             90      2.74         86         2.61          453       6.88
  Construction and
   development  . . . . . .        256        5.63            297      7.01        260         7.91          302       7.80
  Consumer  . . . . . . . .        159        3.86            117      3.77        107         4.35           78       5.46
  Commercial business . . .         58        3.86             27       .84         27          .75           15       1.34
                                ------      ------         ------    ------     ------      -------       ------     ------

     Total  . . . . . . . .     $1,824      100.00%        $1,689    100.00%    $1,614       100.00%      $1,542     100.00%
                                ======      ======         ======    ======     ======      =======       ======     ======


                                        1992
                              ------------------------
                                             Percent
                                            of  Loans
                                            in Each
                                            Category
                                            to Total
                                Amount       Loans
                              ----------- ------------
Type of loans:
  One- to four-family . . .        $  238      67.67%
  Multi-family  . . . . . .           259       9.92

  Commercial real estate  .           381      10.04
  Construction and
   development  . . . . . .           208       6.32
  Consumer  . . . . . . . .            52       4.85
  Commercial business . . .            10       1.20
                                  -------    -------

     Total  . . . . . . . .        $1,148     100.00%
                                   ======     ======



INVESTMENT ACTIVITIES

  GENERAL. Generally, the investment policy of the Company is to invest funds among various categories of investments and repricing characteristics based upon the Company's need for liquidity, to provide collateral for borrowings and public funds, to help reach financial performance targets and to help meet asset/liability management objectives.

  INVESTMENT SECURITIES. At December 31, 1996, the Company's interest-bearing deposits in other financial institutions totaled $9.8 million, or 3.3% of its total assets, and investment securities totaled $12.4 million, or 4.2% of its total assets. It is the Company's general policy to purchase U.S. Government securities and federal agency obligations, state and local government obligations and overnight federal funds. The Company also has invested in equity securities consisting primarily of common stock of publicly traded financial institutions. At December 31, 1996, the weighted average term to maturity or repricing of the investment securities portfolio, excluding equity investments, was 14.5 months. For information regarding the amortized cost and market values of the Company's investment securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

  OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of 1st Savings unimpaired capital and surplus as defined by OTS regulations, which totalled $4.0 million as of December 31, 1996, plus an additional 10% if investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Company's investment activities.

  MORTGAGE-BACKED AND RELATED SECURITIES. At December 31, 1996, MBS totaled $6.5 million, or 2.2% of the Company's total assets. During 1996, the Company did not purchase any MBS, while it sold $4.3 million of fixed and adjustable rate MBS. At December 31, 1996, the MBS portfolio included $4.5 million in PAC-1 collateralized mortgage obligations which passed the FFIEC's sensitivity test and $1.9 million in adjustable- rate MBS issued by government-sponsored entities. For information regarding the amortized cost and market values of 1st Savings' MBS portfolio, see Note 2 of the Notes to Consolidated Financial Statements.

  The following table sets forth the composition of the Company's portfolio of available-for-sale ("AFS") and held-to-maturity debt and equity securities including mortgage-backed and related securities at the dates indicated. At December 31, 1996 all securities were classified as AFS.

                                                                                      At December 31,
                                                           --------------------------------------------------------------------
                                                                    1996                   1995                   1994
                                                           ---------------------- --------------------- -----------------------
                                                            Carrying      % of     Carrying     % of     Carrying      % of
                                                              Value      Total      Value      Total      Value       Total
                                                           ----------- ---------- ---------- ---------- ---------- ------------

                                                                                  (Dollars in thousands)
                 Securities:
                 U.S. Treasury . . . . . . . . . . . . .     $   ---      ---%       $  ---      ---%      $ 7,018      23.57%
                 U.S. Government agencies  . . . . . . .       8,951     47.41        5,859     28.14        5,536      13.01
                 State and political subdivisions  . . .       1,040      5.51          407      1.96          184       0.62
                 SBA loan pools  . . . . . . . . . . . .       1,680      8.90        1,889      9.08        2,291       7.70
                 Equity investments  . . . . . . . . . .         736      3.90        1,000      4.81          ---        ---
                 Guaranteed Student Loan Certificates  .         ---       ---          ---      ---           595        .20
                                                             -------    ------       ------    -----       -------     ------
                                                              12,407     65.72        9,155     43.99       15,624      52.48

                 Mortgage-backed securities  . . . . . .       1,945     10.30        7,079     34.02        9,670      32.48
                 Collateralized mortgage obligations . .       4,528     23.98        4,576     21.99        4,476      15.04
                                                             -------    ------       ------    ------      -------     ------
                   Total Securities  . . . . . . . . . .     $18,880    100.00%      $20,810   100.00%     $29,770     100.00%
                                                             =======    ======       =======   ======      =======     ======



  The composition and maturities of the Company's investment securities portfolio, excluding FHLB stock, are indicated in the following table before consideration of market value adjustments at December 31, 1996.


                                                                             Due in
                                                        -------------------------------------------------
                                                                                                            December 31,
                                                                                           Not Due on a         1996
                                                           1 to      3 to 5    5 to 10        Single          Balance
                                                          3 Years     Years     Years     Maturity Date     Outstanding
                                                        ---------- ---------- ---------- ---------------- ----------------

                                                                           (In Thousands)
                       U.S. Government agencies  . . .    $  996      $6,960      $ 995        $  ---           $ 8,951
                       State and political subdivisions
                                                              65         572         76           327             1,040

                       SBA loan pools  . . . . . . . .       ---         ---        ---         1,680             1,680
                       Equity investments  . . . . . .       ---         ---        ---           736               736
                       Mortgage-backed . . . . . . . .       ---         ---        ---         1,945             1,945
                       CMOs  . . . . . . . . . . . . .       ---         ---        ---         4,528             4,528
                                                          ------      ------      ------       ------           -------

                         Total securities  . . . . . .    $1,061      $ 7,532     $1,071       $9,216           $18,880
                                                          ======      =======     ======       ======           =======


  1st Savings' investment and mortgage-backed securities portfolios are managed in accordance with the Bank's investment policy which was adopted by the Board of Directors of the Bank and is implemented by members of the asset/liability management committee which includes the President, Executive Vice President and Chief Financial Officer.

  The OTS has issued guidelines regarding management oversight and accounting treatment for securities, including investment securities, loans, MBS and derivative securities. The guidelines require savings associations to reduce the carrying value of securities to the lesser of cost or market value unless it can be demonstrated that a class of securities is intended to be held to maturity. As of December 31, 1996, the Company held $18.9 million in investment and mortgage-backed securities, all of which were accounted for as available-for-sale.

SOURCES OF FUNDS

  GENERAL. The Company's primary sources of funds are deposits, borrowings, payment of principal and interest on loans and MBS, interest and principal received on investment securities and other short-term investments, and funds provided from operating results.

  Borrowings have been used at times to provide additional liquidity. Borrowings are used on an overnight or short term basis to compensate for periodic fluctuations in cash flows, and are used on a longer term basis to fund loan growth and to help manage the Company's sensitivity to fluctuating interest rates.

  DEPOSITS. 1st Savings offers a variety of deposit accounts which have a wide range of interest rates and terms. Product lines include several types of savings and checking accounts, IRAs, and certificates of deposit which generally range in term from 91 days to five years. Deposits are solicited only from the Company's primary market area and are attracted and retained through competitive pricing, cross-selling, advertisement and providing quality customer service.

  1st Savings will periodically promote a particular deposit product as part of the Company's overall marketing plan. Deposit products have been promoted through various mediums which include TV, radio, and newspaper advertisements. The emphasis of these campaigns is to increase consumer awareness and market share of the Company.

  The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The level of competition for deposits varies significantly within the Company's market area. Within the greater Springfield area, competition is very strong. As a result, the Company's CD products have been much more successful in the smaller communities within the market area.

  1st Savings has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. Based on its experience, the Company believes that its deposits are relatively stable sources of funds. However, the ability of the Company to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

  The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                      Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                       1996                   1995                   1994
                                              ---------------------- --------------------- -------------------------
                                                            Percent               Percent                 Percent
                                                 Amount    of Total    Amount    of Total     Amount      of Total
                                              ----------- ---------- ---------- ---------- ------------ ------------
                                                                      (Dollars in Thousands)
Transaction and Savings Deposits:
--------------------------------
Commercial Demand . . . . . . . . . . . . .      $4,468       2.46%   $  3,789      2.59%    $  2,584         1.90%

Passbook Accounts (2.50%) . . . . . . . . .       9,633       5.29      10,096      6.89       11,195         8.21

NOW Accounts (2.50-4.75%) . . . . . . . . .      23,785      13.07      19,621     13.38       18,832        13.82

Money Market Accounts (2.75 - 5.00%)  . . .      12,722       6.99       7,758      5.30        5,869         5.04
                                                 ------    -------   ---------    ------     --------       ------

Total Non-Certificates  . . . . . . . . . .      50,608      27.81      41,264     28.16       39,480        28.97
                                                 ------     ------   ---------    ------     --------       ------


Certificates:
------------

 0.00 -  3.99%  . . . . . . . . . . . . . .         ---      ---         1,546      1.05        10,700        7.85
 4.00 -  4.99%  . . . . . . . . . . . . . .       3,528       1.94      15,816     10.79        48,717       35.74
 5.00 -  5.99%  . . . . . . . . . . . . . .     111,540      61.27      63,756     43.50        36,665       26.90
 6.00 -  7.99%  . . . . . . . . . . . . . .      15,958       8.77      23,910     16.32           417         .31
 8.00 -  9.99%  . . . . . . . . . . . . . .          11        .01          11       .01           154         .11
                                               --------   -------     --------    ------      --------      ------

Total Certificates  . . . . . . . . . . . .     131,037      71.99     105,039     71.67        96,653       70.91

Accrued Interest  . . . . . . . . . . . . .         369        .20         247       .17           164         .12
                                               --------    -------    --------    ------      --------      ------

Total Deposits  . . . . . . . . . . . . . .    $182,014     100.00%   $146,550    100.00%     $136,297      100.00%
                                               ========     =======   =========   =======     ========      =======

  The following table sets forth the savings flows at the Company during the periods indicated.


                                                        Year Ended December 31,
                                       --------------------------------------------------------
                                              1996               1995               1994
                                       ------------------ ------------------ ------------------
                                                          (Dollars in Thousands)
     Opening balance . . . . . . . . .    $146,550              $ 136,297           $ 132,801
     Deposits  . . . . . . . . . . . .     529,666                368,848             383,237
     Withdrawals . . . . . . . . . . .    (500,711)              (363,315)           (383,442)
     Interest credited . . . . . . . .       6,140                  4,720               3,701
                                          --------              ---------           ---------

     Ending balance  . . . . . . . . .    $181,645              $ 146,550           $ 136,297
                                          ========              =========           =========

     Net increase  . . . . . . . . . .    $ 35,095                 10,253           $   3,496
                                          ========              =========           =========

     Percent increase  . . . . . . . .       23.95%                  7.52%               2.63%
                                             =====                   ====                ====



  The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1996.


                                       2.00-       6.00-       8.00-                    Percent
                                       5.99%       7.99%       9.99%       Total      of Total
                                      ------      ------      ------      -------     --------
                                                          (Dollars in Thousands)
     Certificate accounts
      maturing in quarter
      ending               :
     ----------------------
     March 31, 1997  . . . . . .      $22,776      $ 1,107    $   ---      $23,883        18.23%
     June 30, 1997 . . . . . . .       26,987        2,126        ---       29,113        22.22
     September 30, 1997  . . . .       16,524        6,547        ---       23,071        17.61
     December 31, 1997 . . . . .        9,497           86        ---        9,583         7.31
     March 31, 1998  . . . . . .        9,198          634        ---        9,832         7.50
     June 30, 1998 . . . . . . .        9,367        1,007        ---       10,374         7.92
     September 30, 1998  . . . .        9,743        2,978        ---       12,721         9.71
     December 31, 1998 . . . . .        5,211           37        ---        5,248         4.01
     March 31, 1999  . . . . . .          814           49        ---          863          .66
     June 30, 1999 . . . . . . .        3,306           12        ---        3,318         2.53
     September 30, 1999  . . . .          578          106        ---          684          .52
     December 31, 1999 . . . . .          492           67        ---          559          .43
     Thereafter  . . . . . . . .          573        1,204         11        1,788         1.35
                                    ---------        -----    -------     --------      -------

        Total  . . . . . . . . .     $115,066      $15,960    $    11     $131,037       100.00%
                                     ========      =======    =======     ========       ======

        Percent of total . . . .        87.81%       12.18%       .01%      100.00%
                                        =====         ====      ======      ======

  The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of December 31, 1996.



                                                                                    Maturity
                                                   -----------------------------------------------------------
                                                                 Over         Over
                                                  3 Months      3 to 6      6 to 12       Over
                                                  or Less       Months      Months     12 months       Total
                                                  --------      ------      -------    ---------     ---------
                                                                              (In Thousands)
Certificates of deposit less than $100,000         $20,536     $26,432      $29,974      $41,871      $118,633

Certificates of deposit of $100,000 or more          1,705       1,678        2,558        2,598         8,539

Public funds(1) . . . . . . . . . . . . . .          1,824       1,000          123          918         3,865
                                                  --------     -------      -------     --------     ---------

Total certificates of deposit . . . . . . .        $23,885     $29,110      $32,655      $45,387      $131,037
                                                   =======     =======      =======      =======      ========

_________
  (1)  Deposits from governmental and other public entities.

  BORROWINGS. As a member of the FHLB of Des Moines, the Company has the ability to apply for FHLB advances. These advances are available under various credit programs, each of which has its own maturity, interest rate and repricing characteristics. Additionally, FHLB advances have prepayment penalties as well as limitations on size or term. In order to utilize FHLB advances, a Company must be a member of the FHLB system, have sufficient collateral to secure the requested advance and own stock in the FHLB equal to
5% of the amount borrowed.   See "- Federal Home Loan Bank System."

  Although deposits are the Company's primary and preferred source of funds, the Company actively uses FHLB advances. The Company's general policy has been to utilize borrowings to meet short-term liquidity needs, or to provide a longer-term source of funding for asset growth when other cheaper funding sources are unavailable or to aide in asset/liability management. As of December 31, 1996, $28.0 million of the Company's $84.0 million in FHLB advances repriced on a regular basis while the remainder repriced at maturity. In order for the Company to borrow these funds, it has pledged $124.2 million of its real estate loans to the FHLB and has purchased $4.3 million in FHLB stock

  The following table summarizes the Company's FHLB advances as of the dates indicated.

                                                             At December 31,
                                     ----------------------------------------------------------------
                                            1996                   1995                  1994
                                     -------------------   -------------------   --------------------
                                                          (Dollars in Thousands)
FHLB advances . . . . . . . . . .         $84,051                 $73,024               $23,600

Weighted average rate . . . . . .            5.84%                   5.94%                 6.22%

  The following table sets forth the maximum month-end balance and average daily balance of FHLB advances during the periods indicated.

                                                                                     Year  Ended December 31,
                                                                   -----------------------------------------------------------
                                                                              1996            1995                 1994
                                                                    -----------------   -----------------   ------------------
                                                                                     (Dollars in Thousands)
                  Maximum FHLB advances outstanding . . . . . .           $86,511              $73,024              $23,600

                  Average FHLB advances outstanding . . . . . .           $77,816              $48,636              $ 5,250
                  Weighted average rate . . . . . . . . . . . .              5.88%                6.27%                5.62%

COMPETITION

  1st Savings faces strong competition, both in originating loans and in attracting deposits, from a variety of entities which include some companies which are subject to less regulatory oversight or regulation. Major competitors of the Company include other banks and thrifts, credit unions, pension funds, mortgage bankers, and insurance companies. The competitive nature of the industry is unlikely to change as larger percentages of both available deposits and loans are shifted into debt and equity markets.

  The Company attracts all of its deposits through its branch network, primarily from the communities in which those offices are located; therefore, competition for those deposits is principally from other financial entities located within those same communities. The Company competes for these deposits by offering a variety of competitively priced products, providing friendly service, offering convenient business hours, and by being an active participant in the success of each of these communities.

EMPLOYEES

  1st Savings has 68 full-time salaried employees and 20 part-time hourly employees as of December 31, 1996, none of whom is represented by a collective bargaining agreement. Management considers its employee relations to be good.

SUBSIDIARY ACTIVITIES

  Federal associations generally may invest up to 2% of their assets in service corporations, plus an additional 1% for community purposes. As of December 31, 1996, 1st Savings owned one corporation, First Savings Financial Corporation ("FSFC").

  FSFC was established on July 6, 1993 for the purpose of offering credit life, mortgage and disability insurance to the Bank's customers. As of December 31, 1996, the Bank's equity investment in FSFC was $39,000 which included FSFC's net income for 1996.

                                   REGULATION

  GENERAL. 1st Savings is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. 1st Savings is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of 1st Savings, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the SAIF and the deposits of 1st Savings are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

 Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

  FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, 1st Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. When these examinations are conducted, the agency may require a variety of actions which could impact the Company's overall performance, including the establishment of a higher allowance for loan losses. The last regular OTS examination of the Company and the Bank commenced on May 29, 1996. All OTS regulated savings associations are subject to semi-annual assessments, based on total assets, to fund the operations of the OTS. 1st Savings paid $69,000 in assessments to the OTS during the year ended December 31, 1996.

  The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Sho-Me Financial Corp. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

  In addition, the investment, lending and branching authority of 1st Savings is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. At December 31, 1996, the Bank is in compliance with each of these restrictions.

  The Bank's general permissible lending limit for loans-to-one-borrower as of that date is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, 1st Savings' lending limit under this restriction is approximately $4.0 million. 1st Savings was in compliance with the loans-to-one-borrower limitation as of that date.

  The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, systemic risks, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

  INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC.         1st Savings is a
member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

  The FDIC's deposit insurance premiums are assessed through a risk-based system, under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

  For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

  In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $901,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Company's results of operations for the year ended September 30, 1996.

  Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

  REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations, such as 1st Savings, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

  The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement.

  The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank's one subsidiary is considered an includable subsidiary.

  At December 31, 1996, 1st Savings had tangible capital of $25.2 million, or 8.6% of adjusted total assets, which was approximately $20.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

  The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, 1st Savings had no intangibles which were subject to these tests.

  At December 31, 1996, 1st Savings had core capital equal to $25.2 million, or 8.6% of adjusted total assets, which was $16.4 million above the minimum leverage ratio requirement of 3% in effect on that date.

   The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk- weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, the Bank had no capital instruments that qualify as supplementary capital and $1.8 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

  Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to- value ratio and reciprocal holdings of qualifying capital instruments. The Bank did not have any exclusions from capital and assets at December 31, 1996.

  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

  The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of the expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and
recognizing any deduction from capital.   The rule will not become effective
until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

  On December 31, 1996, the Bank had capital of $27.0 million (including $25.2 million in core capital and $1.8 million in qualifying supplementary capital) and risk-weighted assets of $163.7 million (including no converted off-balance sheet assets); or total capital of 16.5% of risk-weighted assets. This amount was $13.9 million above the 8% requirement in effect on that date.

  The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core ratio, a "4%" Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

   As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

  Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or receiver.

  The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

  The imposition by the OTS or the FDIC of any of these measures on 1st Savings may have a substantial adverse effect on the Bank's operations and profitability. Company stockholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

  LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS.         OTS
regulations impose various restrictions or requirements on associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. See Note 15 to the Consolidated Financial Statements.

  Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

  Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

  During 1996, the Bank declared and paid three dividends to the Company totaling $1.3 million. The dividends paid to the Company were equal to the income earned by the Bank during the first three quarters of 1996.

  LIQUIDITY. All savings associations, including 1st Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement has varied from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

  In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, 1st Savings was in compliance with both requirements, with an overall liquid asset ratio of 9.8% and a short-term liquid asset ratio of 5.6%.

  ACCOUNTING. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. 1st Savings is in compliance with these amended rules.

  OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

  QUALIFIED THRIFT LENDER TEST. All savings associations, including 1st Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing and related loans and instruments. At December 31, 1996, the Bank easily exceeded its QTL test.

  Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

  COMMUNITY REINVESTMENT ACT.     Under Community Reinvestment Act ("CRA"),
every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

  The federal banking agencies, including the OTS, have revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in September 1995 and received a rating of "satisfactory".

  TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of 1st Savings include the Company and any company which is under common control with the Company or the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiary is not deemed to be an affiliate; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

  Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

  HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiary which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

  As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than 1st Savings or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

  If 1st Savings fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

  The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

  FEDERAL SECURITIES LAW. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

  The Company's stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

  FEDERAL RESERVE SYSTEM.         The Federal Reserve Board ("FRB") requires
all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (checking, NOW and Super NOW checking accounts). At December 31, 1996, 1st Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy OTS liquidity requirements. See "- Liquidity."

  Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the FRB.

  FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

  As a member, 1st Savings is required to purchase and maintain stock in the FHLB of Des Moines. At December 31, 1996, the Bank had $4.3 million in FHLB stock, which was in compliance with this requirement. In past years, 1st Savings has received dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.88% and was 7.0% for the year ended December 31, 1996.

  Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

FEDERAL AND STATE TAXATION

  FEDERAL TAXATION. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes for taxable years beginning prior to January 1, 1996. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

  Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

  The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

  In August 1996, legislation was enacted that repealed the above-described reserve method of accounting (including the percentage of taxable income method) used by many thrift institutions to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. At December 31, 1996, the Bank's post-1987 excess reserves amounted to approximately $337,000. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

  In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

  To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1996 and 1995 the Bank's Excess for tax purposes totaled approximately $1.2 million.

  The Company and its subsidiary file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

  The Company, the Bank and its consolidated subsidiary has not been audited by the Internal Revenue Service for the last 10 years and have federal income tax returns which are open and subject to audit for the fiscal years 1994 through 1996.

  MISSOURI TAXATION. Missouri-based thrift institutions, such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of all other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Bank and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, 1st Savings is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular state corporate income tax.

  DELAWARE TAXATION. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company, each of whom is currently an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by the Company's Board of Directors.

         NAME             AGE(1)     POSITION WITH COMPANY
----------------------    -----      -----------------------------
Raymond Merryman           47        President and Chief Executive Officer

David J. Tooley            47        Executive Vice President

Greg Steffens              29        Chief Financial Officer
______________
(1)  As of December 31, 1996

        The business experience of each executive officer of the Company over the last five years is provided below.

        Raymond Merryman, age 47, is President and Chief Executive Officer of the Company and the Bank, positions he has held since 1993. Mr. Merryman is also a director of the Bank and the Company. Mr. Merryman joined the Bank in 1978 and has held various positions since that time, including Vice President from January 1982 until May 1992 and Executive Vice President from May 1992 until October 1993. In February 1996, Mr. Merryman was nominated to serve a three year term on the Board of Directors of the Bank and the Company.

        David J. Tooley, age 47, is Executive Vice President of the Bank and the Company, positions he has held since October 1993. Mr. Tooley is also a Director of the Bank and the Company. Prior to his promotion in 1992, Mr. Tooley served as Branch Manager and Senior Lender. Mr. Tooley joined the Bank in 1975.

        Greg Steffens, age 29, is Chief Financial Officer of the Bank and the Company, a position he has held since December 1993. Prior to joining the Bank, Mr. Steffens was employed by the OTS as an examiner for 4 years.

ITEM 2. DESCRIPTION OF PROPERTY

        1st Savings operates from seven full service facilities and one deposit-taking office. Six of these full service facilities, the deposit-taking office and the underlying land for each are owned by the Company. The 2927 South Campbell, Springfield branch is owned by the Company while the underlying land is owned by a private party which leases the use of the land to 1st Savings for $1,670 per month. The 3271 East Battlefield, Springfield branch contains 34,983 square feet, of which 19,134 square feet have been leased (including 5,939 square feet leased by the Bank). At December 31, 1996, this facility had 7,184 square feet available for lease.


                                     Date                         Approximate Square     Net Book Value as of
            Location               Acquired         Title               Footage           December 31, 1996
--------------------------------------------------------------- ----------------------- --------------------
         Main Office
         -----------
         109 N. Hickory              1988           Owned                9,630                 $651,845
         Mount Vernon, MO                                           1,200 basement


         Branch Offices
         --------------
         Business Loop I-44          1982           Owned                2,457                   93,441
         Mount Vernon, MO(1)
         1625 S. Elliot              1979           Owned                2,660                  199,656
         Aurora, MO
         340 S. Springfield          1975           Owned                2,000                  110,767
         Bolivar, MO
         415 N. Highway 60           1977           Owned                2,800                  213,147
         Republic, MO
         E. Highway 54               1987           Owned                3,364                  130,143
         El Dorado Springs, MO
         2927 S. Campbell            1984       Own Building             3,864                  166,567
         Springfield, MO                         Lease Land
         3271 E. Battlefield         1989           Owned               34,983                3,886,576
         Springfield, MO(3)

         ___________________
        (1)  Deposit-taking branch only.



ITEM 3. LEGAL PROCEEDINGS

        The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company and the Bank in the proceedings, that the resolution of these proceedings should not have a material effect on Company's consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.


                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Page 43 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Pages 4 through 16 of the Company's 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. FINANCIAL STATEMENTS

  The following information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                     PAGES IN
ANNUAL REPORT SECTION                                              ANNUAL REPORT
---------------------                                              -------------
Selected Consolidated Financial Information . . . . . . . . . . .       2-3

Management's Discussion and Analysis of Financial Condition
   and Results of Operation . . . . . . . . . . . . . . . . . . .       4-16

Report of Independent Auditors  . . . . . . . . . . . . . . . . .         17

Consolidated Statements of Financial Condition as of
   December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .         18

Consolidated Statements of Income for the Years
   Ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . .         19

Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 1996, 1995 and 1994 . . . . .         20

Consolidated Statements of Cash Flows for the
   Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . .      21-22

Notes to Consolidated Financial Statements  . . . . . . . . . . .         23

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended December 31, 1996, is not deemed filed as part of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change in accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure nor has there been a change of accountants within the past 24 months.

                                    PART III

ITEM 9. DIRECTORS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors

         Information concerning directors, of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank contained in Part I of this 10-KSB is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with the exception of two directors covering one transaction of the Company.


ITEM 10.         EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the fiscal year ended December 31, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 1996, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS:

                                                                                      REFERENCE TO
                                                                                      PRIOR FILING
                                                                                       OR EXHIBIT
         REGULATION                                                                      NUMBER
         S-B EXHIBIT                                                                    ATTACHED
           NUMBER                          DOCUMENT                                      HERETO
         -----------        ---------------------------------------                   ------------
              2             Plan of acquisition, reorganization
                             arrangement, liquidation or succession . . . . . . . . .     None
              3             Articles of Incorporation and Bylaws  . . . . . . . . . .       *
              4             Instruments defining the rights of
                             security holders, including indentures:
                               Common Stock Certificate . . . . . . . . . . . . . . .       *
              9             Voting trust agreement  . . . . . . . . . . . . . . . . .     None
             10             Material Contracts
             10.1              1994 Stock Option and Incentive Plan . . . . . . . . .    10.1
             10.2              1994 Management Recognition Plan . . . . . . . . . . .    10.2
             10.3           Change-in-Control Severance Agreement with each of
                             Raymond G. Merryman, David Tooley and Greg Steffens. . .    10.3
             11             Statement re: computation of per
                             share earnings . . . . . . . . . . . . . . . . . . . . .     None
             12             Statement re: computation of ratios . . . . . . . . . . .     None
             13             Annual Report to Security Holders . . . . . . . . . . . .      13
             16             Letter on change in certifying
                             accountant . . . . . . . . . . . . . . . . . . . . . . .     None
             18             Letter on change in accounting
                             principles . . . . . . . . . . . . . . . . . . . . . . .     None
             21             Subsidiaries of Registrant  . . . . . . . . . . . . . . .      21
             22             Published report regarding matters
                             submitted to vote of security holders  . . . . . . . . .     None
             23             Consent of Experts and Counsel  . . . . . . . . . . . . .      23
             24             Power of Attorney . . . . . . . . . . . . . . . . . . . .     None
             27             Financial Data Schedule . . . . . . . . . . . . . . . . .      27
             28             Information from reports furnished to
                             state insurance regulatory authorities . . . . . . . . .     None
             99             Additional exhibits . . . . . . . . . . . . . . . . . . .     None

______________________________________________
        * Filed as exhibits to the Company's S-1 registration statement filed on March 25, 1994, (File No.33-76926) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         (B)     REPORTS ON FORM 8-K:

                 None.

                                 EXHIBIT INDEX

EXHIBIT
 NO.                         DESCRIPTION
-------                      -----------
10.1             Stock Option and Incentive Plan
10.2             Recognition and Retention Plan
10.3             Change-in-Control Severance Agreement with each of Raymond G.
                 Merryman, David Tooley and Greg Steffens
13               Annual Report to Security holders
21               Subsidiaries of Registrant
23               Consent of Experts and Counsel
27               Financial Data Schedule