Form 10QSB
period 1997-03-31
SHO ME FINANCIAL CORP
filed 1997-05-12
CIK 863370

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                            Washington, DC.    20549
                                  FORM 10-QSB


(Mark One)
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997
                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from               to
                                           ---------------  -----------------
                       Commission File Number    0-24084
                             SHO-ME FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                       44-0363938
        ----------------------------------  ---------------------------
        (State or other jurisdiction        (I.R.S. Employer ID Number)
         of incorporation or organization)


                109 N. HICKORY, MT. VERNON, MISSOURI       65712
                ------------------------------------------------
     (Address of principal executive offices)          (Zip Code)

                                (417)  466-2171
                            ---------------------------
               Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes        X         No
                                                   -----            -----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                          Outstanding at May 8, 1997
----------------------------               --------------------------
Common Stock, Par Value $.01                     1,499,036 Shares

                        Part I:    FINANCIAL INFORMATION
                                     Item I
                     SHO-ME FINANCIAL CORP.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                MARCH 31, 1997 (UNAUDITED) and DECEMBER 31, 1996

                                                                                                   March 31,            December 31,
                                                                                                     1997                  1996
                                                                                                     ----                  ----
ASSETS
------
Cash and due from banks                                                                           $1,416,025             $1,687,719
Interest bearing deposits in other
   financial institutions                                                                          3,597,625              9,838,295
                                                                                                ------------           ------------
       Cash and cash equivalents                                                                   5,013,650             11,526,014

Available-for-sale securities                                                                     21,875,114             18,880,277

Loans receivable, net                                                                            265,208,058            255,469,576

Premises and equipment, net                                                                        5,461,898              5,452,142
Interest receivable
    Loans                                                                                          1,708,263              1,604,575
    Investments                                                                                      260,694                213,910
Investment in FHLB stock                                                                           4,325,000              4,325,000
Prepaid expenses and other assets                                                                    169,466                 94,048
Deferred income taxes                                                                                473,677                430,913
                                                                                                ------------           ------------
Total Assets                                                                                    $304,495,820           $297,996,455
                                                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                                                        $191,397,566           $182,014,158
Federal Home Loan Bank advances                                                                   81,043,000             84,051,000
Advances from borrowers for taxes and insurance                                                    1,092,431                619,096
Accounts payable and accrued expenses                                                              1,093,834                815,732
Income taxes payable                                                                                 813,608                464,342
                                                                                                ------------           ------------

                   Total Liabilities                                                             275,440,439            267,964,328

Common stock                                                                                          20,499                 20,499
Additional paid-in-capital                                                                        20,048,794             19,997,273
Unrealized appreciation on
     available-for-sale securities, net                                                               67,422                137,194
Retained earnings                                                                                 19,860,410             18,886,732
Unearned ESOP shares                                                                                (967,536)              (995,179)
Unearned MRP shares                                                                                 (261,967)              (313,498)
Treasury Stock, at cost                                                                           (9,712,241)            (7,700,894)
                                                                                                ------------           ------------

                     Total Stockholders' Equity                                                   29,055,381             30,032,127
                                                                                                ------------           ------------

Total Liabilities and Stockholders' Equity                                                      $304,495,820           $297,996,455
                                                                                                ============           ============




See Notes to Consolidated Financial Statements

                       PART  I:    FINANCIAL INFORMATION
                     SHO-ME FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

                                                                                                            Three-months
                                                                                                              ended
                                                                                                             March 31,
                                                                                                     1997                   1996
                                                                                                     ----                   ----
                                                                                                  (unaudited)            (unaudited)
INTEREST INCOME
      Loans                                                                                       $5,391,263             $4,495,020
      Available-for-sale Securities                                                                  377,916                334,673
      Other                                                                                           58,732                 35,543
                                                                                                  ----------             ----------
                                                                                                   5,827,911              4,865,236

INTEREST EXPENSE
     Deposits                                                                                      2,204,937              1,767,159
     Federal Home Loan Bank advances                                                               1,174,095              1,063,392
                                                                                                  ----------             ----------
                                                                                                   3,379,032              2,830,551

NET INTEREST INCOME                                                                                2,448,879              2,034,685

PROVISION FOR LOAN LOSSES                                                                             30,000                 20,000
                                                                                                  ----------             ----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                                                      2,418,879              2,014,685
                                                                                                  ----------             ----------

NONINTEREST INCOME
    Service charges and fees                                                                         131,954                100,683
    Net realized gains (losses) on sales of
       loans and available-for-sale securities                                                        14,984                  2,133
     Income (loss) on foreclosed assets                                                                  199                      0
     Other income                                                                                    197,808                159,070
                                                                                                  ----------             ----------
                                                                                                     344,945                261,886
                                                                                                  ----------             ----------

NONINTEREST EXPENSE
    Salaries and employee benefits                                                                   648,926                654,976
    Net occupancy expense                                                                            190,459                219,585
    Deposit insurance premium                                                                          7,170                 82,477
    FHLB service charges                                                                              53,194                 54,067
    Data processing                                                                                  108,423                 97,019
    Legal and professional fees                                                                       46,919                 61,832
    Advertising                                                                                        5,477                 31,360
    Other operating expenses                                                                         145,809                174,053
                                                                                                  ----------             ----------
                                                                                                   1,206,377              1,375,369
                                                                                                  ----------             ----------

INCOME BEFORE INCOME TAXES                                                                         1,557,447                901,202

PROVISION FOR INCOME TAXES                                                                           583,766                350,777
                                                                                                  ----------             ----------

NET INCOME                                                                                        $  973,681               $550,425
                                                                                                  ==========             ==========
Earnings Per Common Share:                                                                        $     0.63             $     0.32

See Notes to Consolidated Financial Statements

                       PART  I:    FINANCIAL INFORMATION
                     SHO-ME FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                                                           Three-months
                                                                                                               ended
                                                                                                              March 31,
                                                                                                    1997                   1996
                                                                                                    ----                   ----
                                                                                                 (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                              $    973,681           $    550,425
        Items not requiring (providing) cash
              Depreciation                                                                            82,621                 97,500
              Provision for loan losses                                                               30,000                 20,000
              Origination of loans held for delivery against commitments                            (118,588)              (112,500)
              Proceeds from sale of loans held for delivery against commitments                      120,139                114,633
              Gain on sale of loans                                                                   (1,551)                (2,133)
              Gain on sale of other assets                                                           (13,434)
              Amortization of deferred income,
                premiums and discounts on loans and investments                                      (10,580)               (74,747)
              Vesting of MRP shares                                                                   51,531                 99,000
              Accruals for ESOP shares                                                                80,165                 63,361
        Changes in:
           Accrued interest receivable                                                              (150,471)              (151,415)
           Prepaid expenses and other assets                                                         (75,418)               (65,035)
           Accrued expenses and interest payable                                                     428,830                123,872
           Income taxes payable                                                                      388,711                178,541
                                                                                                ------------           ------------
              Net cash provided by operating activities                                            1,785,636                841,502
                                                                                                ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Net originations of loans                                                                (9,605,070)           (11,720,229)
         Purchase of loans                                                                          (150,400)                     0
         Purchase of premises and equipment                                                          (92,377)              (424,496)
         Proceeds from maturities of available-for-sale securities                                         0              2,000,000
         Purchases of available-for-sale securities                                               (3,787,712)            (3,180,000)
         Principal reductions of securities                                                          691,341                473,402
                                                                                                ------------           ------------

             Net cash used in investing activities                                              ($12,944,218)          ($12,851,323)
                                                                                                ------------           ------------

    CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in certificates of deposit                                                   8,527,414             12,358,072
         Net increase in checking and savings                                                        657,820              1,129,114
         Proceeds from FHLB advances                                                              26,500,000                      0
         Repayments of FHLB advances                                                             (29,500,000)            (3,000,000)
         Net increase in advances from borrowers for taxes and insurance                             473,335                400,635
         Purchase of treasury stock                                                               (2,027,101)                     0
         Stock issued under Stock Option Plan                                                         14,750                      0
                                                                                                ------------           ------------
              Net cash provided by financing activities                                            4,646,218             10,887,821
                                                                                                ------------           ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                             (6,512,364)            (1,122,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    11,526,014              5,574,711
                                                                                                ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $  5,013,650           $  4,452,711

See Notes to Consolidated Financial Statements

                           SHO-ME FINANCIAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1:  Basis of Presentation

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's December 31, 1996 Form 10-KSB which was filed with the Securities and Exchange Commission and the Company's annual report which contains the audited financial statements for the fiscal years ended December 31, 1996 and 1995.

Note 2:  Holding Company Formation and Stock Issuance

     Sho-Me Financial Corp. (SMFC) was established May 9, 1990, for the purpose of becoming a holding company for the shares of 1st Savings Bank, fsb., upon its conversion from a federal mutual savings bank to a federal stock savings bank.

The Company's subscription and community stock offering was completed on June 28, 1994, with the issuance of 2,049,875 shares at a price of $10 per share, providing net proceeds of approximately $18.1 million after conversion costs and approximately $1.6 million in debt incurred by the employee stock ownership plan (ESOP).

Note 3:  Principles of Consolidation

     The consolidated financial statements include the accounts of SMFC and its wholly-owned subsidiary, 1st Savings Bank, fsb. which in turn owns all of First Savings Financial Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation.

Note 4:  Employee Stock Ownership Plan

     In conjunction with the stock conversion, the Company established an ESOP with 163,990 unallocated shares available for distribution. The unallocated shares have been credited to Unearned ESOP Shares, a contra-equity account. As shares are released from collateral the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for Earnings Per Share calculations. The ESOP has allocated 64,475 shares to the employees of the Bank.

Note 5:  Benefit Plans

     On April 26, 1995, the Company's stockholders voted to approve both a Management Recognition and Retention Plan (MRP) and a Stock Option and Incentive Plan (SOIP). The MRP authorized 81,995 shares to be issued to directors, officers and employees of the Bank of which

63,438 were awarded. The SOIP authorized 204,987 stock options on shares to be issued to directors, officers, and employees of the Bank, of which 155,596 were awarded and 152,346 remain outstanding. Both the MRP and SOIP vest over a five year period with compensation expense being amortized over each participant's vesting period for the MRP. As of April 26, 1997, unvested MRP shares totaled 37,345.

Note 6:  Earnings Per Share

     Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of outstanding shares of common stock, common stock equivalents and allocated ESOP shares. Unallocated ESOP shares were not included in the determination of either primary or fully diluted earnings per share. Stock options were considered to be common stock equivalents and were therefore included in both primary and fully diluted earnings per share calculations. Primary earnings per share for the three months ended March 31, 1997 were computed on weighted average shares or share equivalents of 1,533,268 as compared to 1,702,471 from the same period of the prior year.

                                     PART I
                                     Item 2
                             Sho-Me Financial Corp.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

GENERAL

     The accompanying Consolidated Financial Statements include the accounts of Sho-Me Financial Corp. (the "Company") and all accounts of its wholly-owned subsidiary, 1st Savings Bank, fsb., (the "Bank"). All significant intercompany transactions and balances have been eliminated in consolidation.

     The Company's results of operations are primarily dependent on the difference (or "interest rate spread") between the average yield earned on its interest-earning assets, which consist primarily of loans receivable, mortgage-backed securities ("MBS"), and other investments, and the average rate paid on interest-bearing liabilities which consist primarily of deposits and Federal Home Loan Bank ("FHLB") advances. The interest rate spread is affected by economic, regulatory, and competitive factors which influence interest rates, loan demand, prepayment rates, and deposit flows. The Bank, like other financial institutions, is subject to interest-rate risk to the degree that its interest-earning assets mature or reprice at different times, or on a varying basis, from its interest-bearing liabilities.

     The Company's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salaries and benefits, occupancy expenses, and other expenses. The following discussion reviews the Company's financial condition at March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996.

FINANCIAL CONDITION

     The Company's total assets increased $6.5 million, or 2.2%, from $298.0 million at December 31, 1996 to $304.5 million at March 31, 1997. The increase was primarily attributable to a $9.7 million increase in loans receivable which was primarily funded by an increase in deposits of $9.4 million. Additionally, the Company used $6.5 million in cash investments to reduce FHLB advances by $3.0 million and increase available-for-sale securities by $3.0 million.

     The balance of net loans receivable increased $9.7 million, or 3.8%, from $255.5 million at December 31, 1996 to $265.2 million at March 31, 1997. The increase in gross loans receivable (excluding loans-in-process) consisted primarily of $7.9 million in growth in loans secured by one- to four-family residences and to a lesser degree, an increase in installment loans of $1.5 million. During the first quarter of 1997, the Company originated $28.6 million in mortgage and installment loans as compared to $27.8 million during the same period of the prior year. The slight increase was primarily due to a $3.1 million increase in home equity lines-of-credit, a new product which was introduced in February.

     Deposits increased $9.4 million, or 5.2% from $182.0 million at December 31, 1996 to $191.4 million at March 31, 1997. The increase was attributable to the successful marketing and cross-selling of the Company's products and services as well as price competitiveness. The increase was comprised of a $8.5 million increase in certificates of deposit and a $856,000 increase in accrued interest and statement savings and transaction accounts.

     FHLB advances declined $3.0 million, or 4.1%, from $84.0 million at December 31, 1996 to $81.0 million at March 31, 1997 as cash equivalents were used to reduce outstanding balances. Outstanding advances have terms of up to five years at either variable or fixed rates of interest and have been used primarily to finance growth in loans receivable. At March 31, 1997 the average cost of FHLB advances was .28% higher than the average cost of the Company's certificates of deposit.

     At March 31, 1997, stockholders' equity was $29.1 million, or 9.5% of total assets as compared to $30.0 million, or 10.1% of total assets at December 31, 1996. The reduction in stockholders' equity was primarily due to the $2.0 million cost of repurchased stock exceeding the first quarter of 1997's net income of $974,000 and benefit plan adjustments of $127,000. These items in conjunction with asset growth, caused the decline in the ratio of equity to total assets.

Results of Operations - Comparison of the three month periods ended March 31, 1997 and 1996.

--------------------------------------------------------------------------------

     GENERAL. The Company's net income increased $424,000, or 76.9%, from $550,000 for the quarter ended March 31, 1996 to $974,000 for the quarter ended March 31, 1997. The increase was attributed to increased net interest and non-interest income and a reduction in operating expenses which were partially offset by an increased provision for income taxes.

     NET INTEREST INCOME. Net interest income before the provision for loan losses increased by $414,000, or 20.4%, to $2.4 million for the quarter ended March 31, 1997 as compared to $2.0 million earned during the same quarter of the prior year. The increase was primarily due to a 17 basis point increase in the average net interest rate spread and a $42.5 million increase in the average balance of interest-earning assets which was partially offset by a $43.8 million increase in the average balance of interest-bearing liabilities.

     INTEREST INCOME. Interest income for the three months ended March 31, 1997 increased $963,000, or 19.8%, to $5.8 million as compared to the $4.9 million earned during the same period of the prior year. The increase was attributed to the $42.5 million, or 17.4%, increase in the average balance of interest-earning assets and the .16% increase in the average yield earned on interest-earning assets, from 7.98% during the first quarter of 1996 to 8.14% during the first quarter of 1997. The increase in interest-earning assets was primarily due to growth in loans receivable while the improved interest-earning asset yields were attributed to upward loan repricing, increased interest rates, and an increase in the ratio of loans, which have typically earned higher yields than other interest-earning assets, to total assets.

     INTEREST EXPENSE. Interest expense for the three months ended March 31, 1997 increased $548,000, or 19.4%, to $3.4 million as compared to the $2.8 million expensed during the three months ended March 31, 1996. The increase was primarily attributed to the $43.8 million increase in the average balance of interest-bearing liabilities as the average rate paid declined by 1 basis point to 5.06%. The increase in interest-bearing liabilities was primarily due to an increase in the average balances of certificates of deposit and FHLB advances.

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the three months ended March 31, 1997 was $30,000 as compared to $20,000 during the same quarter of the prior year. The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets, and general economic conditions. Although the Company maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions (See "Nonperforming Assets").

     NONINTEREST INCOME. Noninterest income for the three months ended March 31, 1997 increased $83,000, or 31.8%, to $345,000 as compared to $262,000 for the three months ended March 31, 1996. The increase was due to several factors which included increases in lease income, FHLB dividends, loan servicing fees, commissions, and service charges.

     NONINTEREST EXPENSE. Noninterest expense for the three months ended March 31, 1997 declined $169,000, or 12.3%, to $1.2 million as compared to $1.4 million for the same quarter of the prior year. Contributing to the decline was a $75,000 decrease in SAIF premiums which was due to the FDIC's assessment rate declining to 6.5 basis points from 23 basis points. Also, occupancy and advertising expenses declined by $29,000 and $26,000, respectively.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 1997 increased $233,000 to $584,000 as compared to $351,000 for the three months ended March 31, 1996. The increase was primarily due to increased taxable income during the first quarter of 1997.

NONPERFORMING ASSETS

     The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The Company's allowance for loan losses increased $36,000 to $1.9 million at March 31, 1997 from $1.8 million on December 31, 1996. At March 31, 1997, assets classified as substandard, doubtful, or loss totaled $427,000, or .14% of total assets while assets as special mention totaled $1.2 million, or .4% of total assets. Management has considered each of these factors in evaluating the adequacy of the allowance for loan losses.

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


                                                  03/31/97  12/31/96  12/31/95
                                                  --------  --------  --------
                                                      (Dollars In Thousands)
Loans Delinquent/Past Maturity 90 Days or More    $280      $258      $35
Foreclosed Assets                                    0         0        0
                                                  ----      ----      ---
Total Non-performing Assets                       $280      $258      $35

Total Non-Performing Assets as a                  ====      ====      ===
    Percentage of Total Assets                     .09%      .09%     .01%


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans receivable and mortgage-backed securities, investments and FHLB advances. While scheduled loan and security repayments and the maturity of short-term investments are somewhat predictable sources of funding, deposit flows and loan prepayment rates are influenced by many factors which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and borrowings which mature within one year to assure its ability to meet demands for withdrawals and repayment of maturing short-term borrowings. During the month ended March 31, 1997, the Bank's liquidity ratio averaged 8.0%.

     The Company uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At March 31, 1997, the Company had outstanding commitments to fund $3.6 million in mortgage loans, $8.2 million in loans-in-process and $3.2 million in lines and letters-of-credit. These commitments are likely to be funded through a combination of FHLB advances, deposit growth and principal and interest payments received on loans receivable. Management believes that the Company's liquidity resources will be sufficient to fund current liquidity needs.

REGULATORY CAPITAL

     At March 31, 1997, the Bank exceeded all regulatory capital requirements with tangible capital of $25.5 million (8.5% of tangible assets); core capital of $25.5 million (8.5% of adjusted tangible assets); and risk-based capital of $27.4 million (16.1% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

IMPACT OF NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board recently adopted Statement No. 125, ("FAS"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". FAS 125, imposes new rules for determining when transfers of financial assets are accounted for as sales versus when transfers are accounted for as borrowings. The implementation of this part of FAS 125 has been delayed until January 1, 1998. FAS 125 also extends the rules in FAS 122 regarding the recognition of mortgage servicing rights as assets to all loan types. This part of FAS 125 is effective for transactions occurring after December 31, 1996. The adoption of FAS 125 has not had a significant impact on the Company's consolidated financial statements.

                          Part II - Other Information

Item 1  -  Legal Proceedings
     The Company and the Bank are not involved in any pending legal proceedings other than legal proceedings incident to the business of the Company and the Bank, which involve amounts in the aggregate which management believes are immaterial to the financial condition and results of operations of the Company and the Bank.

Item 2  -  Changes in Securities
        Not applicable

Item 3  -  Defaults upon Senior Securities
        Not applicable

Item 4  -  Submission of Matters to a Vote of Security Holders
     (a) On April 23, 1997, the Company held its Annual Meeting of
         Stockholders.

     (b) At the meeting, Stephen Maus was elected to a three year term to expire in 2000 and Baird Kurtz & Dobson was appointed as the Company's independent auditors for the fiscal year ending December 31, 1997.

     (c) Stockholders voted on the following matters:

         (i)     The election of Stephen Maus as a director of the Company;


  VOTES:             FOR              AGAINST            ABSTAIN            NON-VOTES
--------           ------           ----------         ----------        --------------
  1,538,125         1,308,003          50,217              -0-              179,906

         (ii) The ratification of the appointment of Baird Kurtz & Dobson as the Company's independent auditors for the fiscal year ending December 31, 1997.

  VOTES:             FOR              AGAINST            ABSTAIN            NON-VOTES
--------           ------           ----------         ----------        --------------
  1,538,125         1,308,923          43,872              5,225            180,106


Item 5  -  Other Information
        None.

Item 6  -  Exhibits and Reports on Form 8-K
        (a) Exhibits and Reports filed during the quarter ended March 31, 1997 None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SHO-ME FINANCIAL CORP.
                                           Registrant

Date:    May 8, 1997                       /s/ Raymond G. Merryman
                                           -------------------------------------
                                           Raymond G. Merryman
                                           President and Chief Executive Officer

Date:    May 8, 1997                       /s/ Greg A. Steffens
                                           -------------------------------------
                                           Greg A. Steffens
                                           Chief Financial Officer