Form 10-Q
period 1997-06-30
SHO ME FINANCIAL CORP
filed 1997-08-08
CIK 863370

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                            Washington, DC.    20549
                                  FORM 10-QSB

(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 1997
                                       OR
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

                                        Yes   X         No
                                            -----          -----

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at August 8, 1997
-----------------------------                   -----------------------------
Common Stock, Par Value $ .01                          1,498,636 Shares

                             SHO-ME FINANCIAL CORP.
                                 AND SUBSIDIARY


                                     INDEX


PART I.   FINANCIAL INFORMATION (UNAUDITED)                      PAGE NO.

Item 1.   Consolidated Condensed Financial Statements

          -  Consolidated Statements of Financial Condition         3

          -  Consolidated Condensed Statements of Income            4

          -  Consolidated Statements of Cash Flows                  5

          -  Notes to Consolidated Financial Statements            6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      8-12

PART II   OTHER INFORMATION                                        13

          Signature Page                                           14

                        PART I:    FINANCIAL INFORMATION
                                     Item I
                     SHO-ME FINANCIAL CORP.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                JUNE 30, 1997 (UNAUDITED) and DECEMBER 31, 1996

                                                                      June 30,       December 31,
                                                                       1997             1996
                                                                    -----------      -----------
ASSETS
Cash and due from banks                                              $1,404,888       $1,687,719
Interest bearing deposits in other
   financial institutions                                             2,485,731        9,838,295
                                                                   ------------     ------------
       Cash and cash equivalents                                      3,890,619       11,526,014

Available-for-sale securities                                        23,986,664       18,880,277

Loans receivable, net                                               287,523,750      255,469,576

Foreclosed assets held for sale, net                                     44,179                0

Premises and equipment, net                                           5,499,861        5,452,142
Interest receivable
    Loans                                                             1,872,746        1,604,575
    Investments                                                         383,683          213,910
Investment in FHLB stock                                              4,975,000        4,325,000
Prepaid expenses and other assets                                       139,080           94,048
Deferred income taxes                                                   487,543          430,913
                                                                   ------------     ------------

Total Assets                                                       $328,803,125     $297,996,455
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                           $199,775,439     $182,014,158
Federal Home Loan Bank advances                                      96,328,557       84,051,000
Advances from borrowers for taxes and insurance                       1,535,578          619,096
Accounts payable and accrued expenses                                 1,175,342          815,732
Income taxes payable                                                    290,285          464,342
                                                                   ------------     ------------

                   Total Liabilities                                299,105,201      267,964,328

Common stock                                                             20,499           20,499
Additional paid-in-capital                                           20,136,324       19,997,273
Unrealized appreciation on
     available-for-sale securities, net                                 115,257          137,194
Retained earnings                                                    20,955,749       18,886,732
Unearned ESOP shares                                                   (939,894)        (995,179)
Unearned MRP shares                                                    (236,084)        (313,498)
Treasury Stock, at cost                                             (10,353,927)      (7,700,894)
                                                                   ------------     ------------

                     Total Stockholders' Equity                      29,697,924       30,032,127
                                                                   ------------     ------------

Total Liabilities and Stockholders' Equity                         $328,803,125     $297,996,455
                                                                   ============     ============



See Notes to Consolidated Financial Statements

                       PART  I:    FINANCIAL INFORMATION
                     SHO-ME FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

                                                                         Three-months                      Six-months
                                                                            ended                            ended
                                                                           June 30,                         June 30,
                                                                    1997             1996            1997             1996
                                                                 -----------      -----------     -----------      -----------
                                                                 (unaudited)      (unaudited)     (unaudited)      (unaudited)
INTEREST INCOME
      Loans                                                      $5,825,740       $4,828,839      $11,217,003       $9,323,859
      Available-for-sale Securities                                 416,859          321,911          794,776          656,585
      Other                                                          36,043           17,441           94,775           52,983
                                                                 ----------       ----------      -----------      -----------
                                                                  6,278,642        5,168,191       12,106,554       10,033,427

INTEREST EXPENSE
     Deposits                                                     2,308,633        1,911,168        4,513,570        3,678,327
     Federal Home Loan Bank advances                              1,340,858        1,059,663        2,514,953        2,123,055
                                                                 ----------       ----------      -----------      -----------
                                                                  3,649,491        2,970,831        7,028,523        5,801,382

NET INTEREST INCOME                                               2,629,151        2,197,360        5,078,031        4,232,045

PROVISION FOR LOAN LOSSES                                            45,000           45,000           75,000           65,000
                                                                 ----------       ----------      -----------      -----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                     2,584,151        2,152,360        5,003,031        4,167,045
                                                                 ----------       ----------      -----------      -----------

NONINTEREST INCOME
    Service charges                                                 142,160          129,512          274,114          230,194
    Net realized gains (losses) on sales of
       loans and available-for-sale securites                       141,836          (20,443)         156,821          (18,309)
     Income on foreclosed assets                                     (1,959)            (623)          (1,761)            (623)
     Income on FHLB stock                                            80,582           67,235          155,232          132,433
     Other income                                                   113,590           93,238          236,746          187,110
                                                                 ----------       ----------      -----------      -----------
                                                                    476,209          268,919          821,152          530,805
                                                                 ----------       ----------      -----------      -----------

NONINTEREST EXPENSE
    Salaries and employee benefits                                  666,833          698,184        1,315,759        1,353,161
    Net occupancy expense                                           195,628          170,859          386,091          435,851
    Deposit insurance premium                                        29,383           83,719           36,553          166,195
    FHLB service charges                                             57,373           61,182          110,566          115,250
    Data processing                                                  94,887           85,638          203,310          182,657
    Legal and professional fees                                     102,356           94,200          149,274          110,625
    Advertising                                                      38,964           61,748           44,441           93,107
    Other operating expense                                         131,213          169,632          277,022          343,686
                                                                 ----------       ----------      -----------      -----------
                                                                  1,316,637        1,425,162        2,523,016        2,800,532
                                                                 ----------       ----------      -----------      -----------

INCOME BEFORE INCOME TAXES                                        1,743,723          996,117        3,301,167        1,897,318

PROVISION FOR INCOME TAXES                                          644,759          396,440        1,228,525          747,217
                                                                 ----------       ----------      -----------      -----------

NET INCOME                                                       $1,098,964         $599,677       $2,072,642       $1,150,101
                                                                 ==========       ==========      ===========      ===========

Earnings Per Common Share:                                        $     .74        $     .36         $   1.37        $     .68

See Notes to Consolidated Financial Statements

                      PART  I:    FINANCIAL INFORMATION
                     SHO-ME FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                               Six-months
                                                                                                  ended
                                                                                                 June 30,
                                                                                          1997             1996
                                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                                   (unaudited)      (unaudited)
      Net income                                                                        $2,072,642       $1,150,101
      Items not requiring (providing) cash:
            Depreciation                                                                   170,242          150,000
            Provision for loan losses                                                       75,000           65,000
            Net realized (gains) losses on available-for-sale securities                   (12,171)          27,645
            Net realized gains on equity investments                                      (142,709)               0
            Origination of loans held for delivery against commitments                    (190,702)        (395,330)
            Proceeds from sale of loans held for delivery against commitments              192,643          329,695
            Gain on sale of loans                                                           (1,941)          (9,335)
            Amortization of deferred income,
              premiums and discounts on loans and investments                              (28,562)         (45,486)
            Deferred income taxes                                                          (43,000)               0
            Accruals for MRP shares                                                         77,414          167,468
            Accruals for ESOP shares                                                       204,570          140,722
      Changes in:
         Accrued interest receivable                                                      (437,943)        (253,213)
         Prepaid expenses and other assets                                                 (45,032)         (47,373)
         Accounts payable and accrued expenses                                             470,954          320,035
         Income taxes payable                                                             (134,612)         (40,312)
                                                                                       -----------      -----------
            Net cash provided by operating activities                                    2,226,793        1,559,617
                                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Net originations of loans                                                       (32,034,441)     (28,266,490)
       Purchase of loans                                                                  (150,400)               0
       Purchase of premises and equipment                                                 (217,961)        (484,653)
       Proceeds from maturity of available-for-sale securities                           1,000,000        2,000,000
       Proceeds from sale of available-for-sale securities                               2,449,744        2,595,545
       Purchases of available-for-sale securities                                       (8,868,312)      (5,710,902)
       Principal reductions of available-for-sale securities                               443,677          688,215
       Purchases of Federal Home Loan Bank stock                                          (650,000)         (19,000)
       Proceeds from the sale of foreclosed assets                                          27,867                0
                                                                                       -----------      -----------
           Net cash used in investing activities                                       (37,999,826)     (29,197,285)
                                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in certificates of deposit                                          $9,319,352      $18,053,356
       Net increase in checking and savings                                              8,318,696        4,245,507
       Proceeds from FHLB advances                                                      69,000,000       14,807,000
       Repayments of FHLB advances                                                     (56,750,000)     (10,000,000)
       Stock issuance from exercised options                                                50,708                0
       Net increase in advances from borrowers for taxes and insurance                     916,482          772,331
       Purchase of treasury stock                                                       (2,717,600)      (1,436,314)
                                                                                       -----------      -----------
            Net cash provided by financing activities                                   28,137,638       26,441,880
                                                                                       -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (7,635,395)      (1,195,788)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          11,526,014        5,574,708
                                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $3,890,619       $4,378,920

See Notes to Consolidated Financial Statements

                             SHO-ME FINANCIAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1:  Basis of Presentation

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's December 31, 1996 Form 10-KSB which was filed with the Securities and Exchange Commission and the Company's annual report which contains the audited financial statements for the fiscal years ended December 31, 1996 and 1995.

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

Note 5:  Benefit Plans

        On April 26, 1995, the Company's stockholders voted to approve both a Management Recognition and Retention Plan (MRP) and a Stock Option and Incentive Plan (SOIP). The MRP authorized 81,995 shares to be issued to directors, officers and employees of the Bank of which 63,438 were awarded.
The SOIP authorized 204,987 stock options on shares to be issued to directors, officers, and employees of the Bank, of which 155,596 were awarded and 150,246 remain outstanding. Both the MRP and SOIP vest over a five year period with compensation expense being amortized over each participant's vesting period for the MRP. As of August 1, 1997 unvested MRP shares totaled 37,105.

Note 6:  Earnings Per Share

        Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of outstanding shares of common stock, common stock equivalents and allocated ESOP shares. Unallocated ESOP shares were not included in the determination of either primary or fully diluted earnings per share. Stock options were considered to be common stock equivalents and were therefore included in both primary and fully diluted earnings per share calculations. Primary earnings per share for the three and six months ended June 30, 1997 were computed on weighted average shares or share equivalents of 1,484,594 and 1,508,797, respectively, as compared to 1,664,380 and 1,683,320 from the same periods of the prior year. Fully diluted earnings per share for the three and six months ended June 30, 1997 were computed on weighted average shares or share equivalents of 1,492,661 and 1,513,496, respectively, as compared to 1,664,380 and 1,683,620 for the same periods of the prior year. The reduction in both primary and fully diluted shares outstanding was attributed to the Company's share repurchase program.

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

        The Company's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses, and other expenses. The following discussion reviews the Company's financial condition at June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996.

        On June 23, 1997, the Company announced that it had entered into a definitive agreement to be acquired by Union Planters Corporation, a multi-bank holding company based out of Memphis, Tennessee. Pursuant to the agreement, shareholders of Sho-Me Financial Corp. will receive .7694 shares of Union Planters stock for each share of Sho-Me Financial stock held, subject to adjustment under certain circumstances, in a tax-free exchange which is scheduled to close during the fourth quarter of 1997, subject to shareholder and regulatory approvals.

FINANCIAL CONDITION

        The Company's total assets increased $30.8 million, or 10.3%, from $298.0 million at December 31, 1996 to $328.8 million at June 30, 1997. The increase was primarily attributable to a $32.1 million increase in loans receivable which was primarily funded by increased deposits and FHLB advances of $17.8 million and $12.3 million, respectively. Additionally, cash and cash equivalents were used to fund an increase in the balance of available-for-sale securities of $5.1 million.

        The balance of net loans receivable increased $32.1 million, or 12.6%, from $255.5 million at December 31, 1996 to $287.5 million at June 30, 1997. Loan growth (excluding loans-in-process) consisted primarily of a $21.1 million increase in loans secured by one-to four-family residences and to a lesser degree, an increase in consumer and home equity lines-of-credit ("ELOC") of $5.2 million and nonresidential real estate of $4.6 million. During the first half of 1997, the Company originated $69.1 million in mortgage loans and installment loans as compared to $62.4 million during the same period of the prior year. The increase was primarily due to $8.6 million in ELOC originations, a product which was initially offered in February of 1997.

        Deposits increased $17.8 million, or 9.8%, from $182.0 million at December 31, 1996 to $199.8 million at June 30, 1997. The increase was attributable to the successful marketing and cross-selling of the Company's products and services as well as their price competitiveness. The increase was comprised of a $9.3 million increase in certificates of deposit and an $8.5 million increase in transaction accounts, statement savings accounts, and accrued interest.

        FHLB advances increased $12.3 million, or 14.6%, from $84.1 million at December 31, 1996 to $96.3 million at June 30, 1997. Outstanding advances have terms of up to five years at either variable or fixed rates of interest and have been used primarily to finance growth in loans receivable. At June 30, 1997 the average cost of FHLB advances was .28% higher than the average cost of the Company's certificates of deposit.

        At June 30, 1997, stockholders' equity was $29.7 million as compared to $30.0 million, at December 31, 1996. The reduction in stockholders' equity was primarily due to the $2.9 million cost of repurchased stock exceeding net income of $2.1 million for the year-to-date and benefit plan accruals of $360,000. These items, in conjunction with asset growth, caused the ratio of equity to total assets to decline from 10.1% at December 31, 1996 to 9.0% at June 30, 1997.

Results of Operations - Comparison of the three and six month periods ended June 30, 1997 and 1996.

        GENERAL. The Company's net income for the three and six month periods ended June 30, 1997 was $1.1 million and $2.1 million, respectively, as compared to net income of $600,000 and $1.2 million earned during the same periods of 1996. The $499,000 and $922,000, respective increases in net income were primarily the result of increased net interest income, noninterest income and a reduction in noninterest expense.

        NET INTEREST INCOME. Net interest income before provision for loan losses increased by $432,000, or 19.7%, to $2.6 million for the quarter ended June 30, 1997 as compared to the $2.2 million earned during the same quarter of the prior year. The increase was primarily attributable to a 14 basis point increase in the average interest rate spread and a $45.8 million, or 17.8% increase in the average balance of interest-earning assets which was partially offset by a $47.9 million, or 20.0% increase in the average balance of interest-bearing liabilities.

        Net interest income before provision for loan losses increased by $846,000, or 20.0%, to $5.1 million for the six month period ended June 30, 1997 as compared to the $4.2 million earned during the same period of the prior year. The increase was primarily attributable to a 15.7 basis point increase in the average interest rate spread and a $44.2 million, or 17.6% increase in the average balance of interest-earning assets which was partially offset by a $45.9 million, or 20.3% increase in the average balance of interest-bearing liabilities.

        INTEREST INCOME. Interest income for the three and six month periods ended June 30, 1997 increased $1.1 million, or 21.5%, and $2.1 million, or 20.7%, respectively, as compared to the same period of the prior year. The increases were primarily the result of a $44.2 million, or 17.6% increase in average interest-earning assets and a 20.7 basis point rise in the average yield earned on these assets, from 8.01% to 8.22%. The increase in interest-earning assets was primarily a result of growth in loans receivable, while higher yields were a result of upward loan repricing, increased consumer lending and an overall increase in the ratio of loans, which have typically earned higher yields than other interest-earning assets, to total assets.

        INTEREST EXPENSE. Interest expense for the three and six month periods ended June 30, 1997 increased $679,000, or 22.8%, and $1.2 million, or 21.2%, respectively, as compared to the same periods of the prior year. The increases were partly the result of a $45.9 million increase in average interest-bearing liabilities and a 5.0 basis point rise in the average cost of these liabilities, from 5.05% to 5.10%. The increase in average interest-bearing liabilities consisted of growth in deposits and FHLB advances, while higher interest costs were the result of aggressive pricing and an increase in the ratio of certificates of deposit and FHLB advances, which represented higher costing liabilities than transaction and savings accounts, to interest-bearing liabilities.

        PROVISION FOR LOSSES ON LOANS The provision for loan losses for the three and six month periods ended June 30, 1997 was $45,000 and $75,000, respectively, as compared to provisions of $45,000 and $65,000, respectively, established during the same periods of the prior year. The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets and general economic conditions. Although the Company maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions (See "Nonperforming Assets").

        NONINTEREST INCOME. Noninterest income for the three months ended June 30, 1997 increased $207,000, or 77.1%, to $476,000 as compared to the $269,000 earned during the same period of the prior year. The increase was primarily due to a $162,000 increase in gains realized on the sale of loans and securities which included a $143,000 one-time gain from the sale of equity securities. In addition, noninterest income from service charges, FHLB stock dividends and lease income increased by $13,000, $13,000, and $9,000, respectively.

Noninterest income for the six months ended June 30, 1997 increased $290,000, or 54.7%, to $821,000 as compared to the $531,000 earned during the same period of the prior year. The increase was primarily attributable to a $175,000 increase in gains realized on the sale of loans and securities which included a $143,000 one-time gain from the sale of equity securities. In addition, noninterest income from service charges, FHLB stock dividends and lease income increased by $44,000, $23,000 and $16,000, respectively.

        NONINTEREST EXPENSE. Noninterest expense for the three months ended June 30, 1997 declined $109,000, or 7.6%, to $1.3 million as compared to $1.4 million expended during the same period of the prior year. Contributing to the decline was a $54,000 reduction in SAIF premiums. In addition, salary, advertising and general operating expenses declined by $93,000 which more than offset increased occupancy, legal and processing expenses of 38,000. The reductions in operating expenses were the result of improved operating efficiencies and a reduction in expenses related to funding benefit plans.

        Noninterest expense for the six months ended June 30, 1997 declined $278,000, or 9.9%, to $2.5 million as compared to $2.8 million expended during the same period of the prior year. Contributing to the decline was a $130,000 reduction in SAIF premiums, as well as a $202,000 decline in salary, occupancy, advertising and general operating expenses which more than offset a $55,000 increase in legal and processing expenses. The reductions in operating expenses were the result of improved operating efficiencies and a reduction in expenses related to funding benefit plans.

        PROVISION FOR INCOME TAXES. The provision for income taxes for the three and six month periods ended June 30, 1997 increased $248,000 and $481,000, respectively, as compared to the same periods of the prior year. Increased taxation was primarily due to increased taxable income.

NONPERFORMING ASSETS

        The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The Company's allowance for loan losses increased $72,000 to $1.9 million at June 30, 1997 from $1.8 million on December 31, 1996. At June 30, 1997, the Company had $1.2 million, or .36% of total assets classified as substandard, doubtful, or loss as compared to classified assets of $263,000, or .09% of assets at December 31, 1996. The increase was due to an increase in the amount of loans exhibiting a well-defined weakness. Each of these factors was considered by Management when it evaluated the adequacy of the allowance for loan losses.

        The ratio of nonperforming assets to total assets is another useful tool in evaluating exposure to credit risk. Non-performing assets of the Company include non-accruing loans, accruing loans delinquent/past maturity 90 days or more, and assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The table on the following page illustrates changes in the Company's level of non-performing assets:

                                                            06/30/97         12/31/96         12/31/95
                                                            --------         --------         --------
                                                                      (Dollars In Thousands)
Loans Delinquent/Past Maturity 90 Days or More              $    374         $    258         $     35
Foreclosed Assets                                                 44                0               51
                                                            --------         --------         --------
Total Non-performing Assets                                 $    418         $    254         $     35
Total Non-Performing Assets as a                            ========         ========         ========
      Percentage of Total Assets                                 .12%             .09%             .01%

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of funds are deposits, the receipt of principal and interest payments on loans and MBS, investments and FHLB advances. While the scheduled repayments on loans and securities as well as the maturity of short-term investments are somewhat predictable sources of funding, deposit flows and loan prepayment rates are influenced by many factors which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. During the month ended June 30, 1997, the Bank's liquidity ratio averaged 8.81%.

        The Company uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At June 30, 1997 the Company had outstanding commitments to fund $3.2 million in mortgage loans, $10.0 million in loans-in-process and $5.3 million in undisbursed equity lines and letters-of-credit. These commitments are expected to be funded through a combination of FHLB advances, deposit growth and the receipt of cash from daily operations. Management believes that the Company's liquidity resources will be sufficient to fund anticipated liquidity needs.

REGULATORY CAPITAL

        At June 30, 1997, the Bank exceeded all regulatory capital requirements with tangible capital of $25.9 million (8.0% of tangible assets); core capital of $25.9 million (8.0% of adjusted tangible assets); and risk-based capital of $27.7 million (14.8% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

                          Part II - Other Information

Item 1  -  Legal Proceedings

        The Company and the Bank are not involved in any pending legal proceedings other than legal proceedings incident to the business of the Company and the Bank, which involve amounts in the aggregate which management believes are not material to the financial condition and results of operations of the Company and the Bank.

Item 2  -  Changes in Securities

        Not applicable

Item 3  -  Defaults upon Senior Securities

        Not applicable

Item 4  -  Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5  -  Other Information

        None

Item 6  -  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             None.

        (b) The following is a description of the Form 8-K's filed during the quarter ended June 30, 1997.

             None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SHO-ME FINANCIAL CORP.
                                        Registrant

Date:    August 8, 1997                 /s/ Raymond G. Merryman
         -------------------------      -----------------------------------
                                        Raymond G. Merryman
                                        President and Chief Executive Officer

Date:    August 8, 1997                 /s/ Greg A. Steffens
         -------------------------      -----------------------------------
                                        Greg A. Steffens
                                        Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------
    27                                                  Financial Data Schedule