Form 10QSB
period 1997-09-30
SHO ME FINANCIAL CORP
filed 1997-11-12
CIK 863370

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                            Washington, DC.    20549
                                  FORM 10-QSB


(Mark One)
  [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_______________to_________________

                       Commission File Number    0-24084

                           SHO-ME FINANCIAL CORP.
                           ----------------------
           (Exact name of registrant as specified in its charter)


            DELAWARE                                            44-0363938
            --------                                            ----------
(State or other jurisdiction                         (I.R.S. Employer ID Number)
of incorporation or organization)


              109 N. HICKORY, MT. VERNON, MISSOURI       65712
              ------------------------------------------------
            (Address of principal executive offices)   (Zip Code)

                               (417)  466-2171
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

                                                Yes  X    No
                                                    ---      ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at November 7, 1997
            -----                                -------------------------------
Common Stock, Par Value $.01                               1,499,036 Shares

                        PART I:    FINANCIAL INFORMATION
                                     Item I
                     SHO-ME FINANCIAL CORP.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              SEPTEMBER 30, 1997 (UNAUDITED) and DECEMBER 31, 1996

                                                                September 30,   December 31,
                                                                     1997           1996
                                                                     ----           ----
ASSETS
Cash and due from banks                                          $  1,640,408    $  1,687,719
Interest bearing deposits in other
   financial institutions                                           4,970,803       9,838,295
                                                                 ------------    ------------
       Cash and cash equivalents                                    6,611,211      11,526,014

Available-for-sale securities                                      23,638,799      18,880,277

Loans receivable, net                                             299,731,035     255,469,576

Foreclosed assets held for sale, net                                  530,957               0

Premises and equipment, net                                         5,628,652       5,452,142
Interest receivable
    Loans                                                           1,991,925       1,604,575
    Investments                                                       260,034         213,910
Investment in FHLB stock                                            5,450,000       4,325,000
Prepaid expenses and other assets                                     606,629          94,048
Deferred income taxes                                                 399,949         430,913
                                                                 ------------    ------------
Total Assets                                                     $344,849,191    $297,996,455
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                         $201,043,741    $182,014,158
Federal Home Loan Bank advances                                   109,082,378      84,051,000
Advances from borrowers for taxes and insurance                     2,045,435         619,096
Accounts payable and accrued expenses                               1,085,354         815,732
Income taxes payable                                                  454,140         464,342
                                                                 ------------    ------------
                   Total Liabilities                              313,711,048     267,964,328

Common stock                                                           20,499          20,499
Additional paid-in-capital                                         20,324,202      19,997,273
Unrealized appreciation on
     available-for-sale securities, net                               173,030         137,194
Retained earnings                                                  22,079,558      18,886,732
Unearned ESOP shares                                                 (912,250)       (995,179)
Unearned MRP shares                                                  (198,769)       (313,498)
Treasury Stock, at cost                                           (10,348,127)     (7,700,894)
                                                                 ------------    ------------
                     Total Stockholders' Equity                    31,138,143      30,032,127
                                                                 ------------    ------------
Total Liabilities and Stockholders' Equity                       $344,849,191    $297,996,455
                                                                 ============    ============



See Notes to Consolidated Financial Statements

                       PART  I:    FINANCIAL INFORMATION
                     SHO-ME FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                                                            Three-months               Nine-months
                                                               ended                      ended
                                                             September 30,             September 30,
                                                          1997        1996           1997         1996
                                                          ----        ----           ----         ----
                                                      (unaudited) (unaudited)   (unaudited)    (unaudited)
INTEREST INCOME
      Loans                                            $6,203,791  $5,179,093    $17,420,794     $14,502,952
      Available-for-sale Securities                       441,664     340,117      1,236,440         996,702
      Other                                                40,431      17,691        135,205          70,675
                                                       ----------  ----------    -----------     -----------
                                                        6,685,886   5,536,901     18,792,439      15,570,329

INTEREST EXPENSE
     Deposits                                           2,411,186   1,991,768      6,924,756       5,670,095
     Federal Home Loan Bank advances                    1,532,057   1,238,123      4,047,009       3,361,178
                                                       ----------  ----------    -----------     -----------
                                                        3,943,243   3,229,891     10,971,765       9,031,273

NET INTEREST INCOME                                     2,742,643   2,307,010      7,820,674       6,539,056

PROVISION FOR LOAN LOSSES                                       0      45,000         75,000         110,000
                                                       ----------  ----------    -----------     -----------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                           2,742,643   2,262,010      7,745,674       6,429,056
                                                       ----------  ----------    -----------     -----------
NONINTEREST INCOME
    Service charges                                       144,558     133,391        418,671         363,585
    Net realized gains (losses) on sales of
       loans and available-for-sale securites               6,773       3,519        163,594         (14,791)
    Income on foreclosed assets                            (1,308)      5,701         (3,068)          5,079
    Income on FHLB stock                                   92,568      76,463        247,800         208,896
    Other income                                          134,124     106,275        370,869         290,585
                                                       ----------  ----------    -----------     -----------
                                                          376,715     325,349      1,197,866         853,354
                                                       ----------  ----------    -----------     -----------
NONINTEREST EXPENSE
    Salaries and employee benefits                        696,718     741,121      2,014,977       2,094,282
    Net occupancy expense                                 190,833     224,525        576,923         653,318
    Deposit insurance premium                              30,005   1,001,630         66,558       1,167,825
    FHLB service charges                                   60,726      56,238        171,293         171,487
    Data processing                                        98,443      90,374        301,753         273,031
    Legal and professional fees                            37,742      40,945        187,016         155,827
    Advertising                                            88,547      69,262        132,988         162,369
    Other operating expense                               108,205     130,412        382,727         474,100
                                                       ----------  ----------    -----------     -----------
                                                        1,311,219   2,354,507      3,834,235       5,152,239
                                                       ----------  ----------    -----------     -----------
INCOME BEFORE INCOME TAXES                              1,808,139     232,852      5,109,305       2,130,171

PROVISION FOR INCOME TAXES                                684,329      48,520      1,912,854         795,737
                                                       ----------  ----------    -----------     -----------
NET INCOME                                             $1,123,810    $184,332     $3,196,451      $1,334,434
                                                       ==========  ==========    ===========     ===========

Earnings Per Common Share:                              $     .75   $     .11       $   2.12       $     .80

See Notes to Consolidated Financial Statements

                       PART  I:    FINANCIAL INFORMATION
                     SHO-ME FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                        Nine-months
                                                                                           ended
                                                                                        September 30,
                                                                                     1997           1996
                                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES                                              (unaudited)    (unaudited)
      Net income                                                                 $ 3,196,451     $ 1,334,434
      Items not requiring (providing) cash:
            Depreciation                                                             252,863         302,558
            Provision for loan losses                                                 75,000         110,000
            Net realized (gains) losses on available-for-sale securities             (12,171)        111,258
            Net realized gains on equity investments                                (142,709)        (83,613)
            Origination of loans held for delivery against commitments              (485,592)       (588,820)
            Proceeds from sale of loans held for delivery against commitments        494,306         601,674
            Gain on sale of loans                                                     (8,714)        (12,854)
            Gain on sale of foreclosed assets                                              0          (7,406)
            Amortization of deferred income,
              premiums and discounts on loans and investments                        (86,911)        (50,723)
            Deferred income taxes                                                      9,000         (28,569)
            Accruals for MRP shares                                                  114,729         227,468
            Accruals for ESOP shares                                                 346,932         272,083
      Changes in:
         Accrued interest receivable                                                (433,473)       (386,380)
         Prepaid expenses and other assets                                          (512,579)        (63,590)
         Accounts payable and accrued expenses                                       486,096       1,721,995
         Income taxes payable                                                         29,243        (280,788)
                                                                                 -----------     -----------
            Net cash provided by operating activities                              3,322,471       3,178,727
                                                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Net originations of loans                                                 (44,694,895)    (42,893,559)
       Purchase of loans                                                            (150,400)              0
       Proceeds from sale of loans                                                         0       4,367,437
       Purchase of premises and equipment                                           (429,373)       (560,701)
       Proceeds from maturity of available-for-sale securities                     4,000,000       2,000,000
       Proceeds from sale of available-for-sale securities                         2,449,744       2,595,545
       Purchases of available-for-sale securities                                (11,868,156)     (8,000,103)
       Principal reductions of available-for-sale securities                         909,492         854,275
       Purchases of Federal Home Loan Bank stock                                  (1,125,000)       (454,000)
       Proceeds from the sale of foreclosed assets                                    27,867          59,458
                                                                                 -----------     -----------
           Net cash used in investing activities                                 (50,880,721)    (42,031,648)
                                                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net increase in certificates of deposit                                     9,321,352      21,371,382
       Net increase in checking and savings                                        9,483,688       7,669,036
       Proceeds from FHLB advances                                               110,250,000      54,260,000
       Repayments of FHLB advances                                               (85,250,000)    (44,760,000)
       Stock issuance from exercised options and benefit plans                       129,668          10,773
       Net increase in advances from borrowers for taxes and insurance             1,426,339       1,217,672
       Purchase of treasury stock                                                 (2,717,600)     (2,937,304)
                                                                                 -----------     -----------
            Net cash provided by financing activities                             42,643,447      36,831,559
                                                                                 -----------     -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                             (4,914,803)     (2,021,362)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    11,526,014       5,574,708
                                                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 6,611,211     $ 3,553,346

See Notes to Consolidated Financial Statements

                             SHO-ME FINANCIAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1:  Basis of Presentation

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the Company's December 31, 1996 Form 10-KSB which was filed with the Securities and Exchange Commission and the Company's annual report which contains the audited financial statements for the fiscal years ended December 31, 1996 and 1995.

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

Note 5:  Benefit Plans

     On April 26, 1995, the Company's stockholders voted to approve both a Management Recognition and Retention Plan (MRP) and a Stock Option and Incentive Plan (SOIP). The MRP authorized 81,995 shares to be issued to directors, officers and employees of the Bank of which 63,438 were awarded.
The SOIP authorized 204,987 stock options on shares to be issued to directors, officers, and employees of the Bank, of which 155,596 were awarded and 149,546 remain outstanding. Both the MRP and SOIP vest over a five year period with compensation expense being amortized over each participant's vesting period for the MRP. As of November 6, 1997, unvested MRP shares totaled 37,105.

Note 6:  Earnings Per Share

     Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of outstanding shares of common stock, common stock equivalents and allocated ESOP shares. Unallocated ESOP shares were not included in the determination of either primary or fully diluted earnings per share. Stock options were considered to be common stock equivalents and were therefore included in both primary and fully diluted earnings per share calculations. Primary earnings per share for the three and nine months ended September 30, 1997 were computed on weighted average shares or share equivalents of 1,496,265 and 1,504,709, respectively, as compared to 1,598,221 and 1,655,024 from the same periods of the prior year. Fully diluted earnings per share for the three and nine months ended September 30, 1997 were computed on weighted average shares or share equivalents of 1,497,500 and 1,508,241, respectively, as compared to 1,609,979 and 1,658,943 for the same periods of the prior year. The reduction in both primary and fully diluted shares outstanding was attributed to the Company's share repurchase program.

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

     The Company's results of operations are also affected by provisions for loan losses, non-interest income and non-interest expenses, such as employee salary and benefits, occupancy expenses, and other expenses. The following discussion reviews the Company's financial condition at September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996.

     On June 23, 1997, the Company announced that it had entered into a definitive agreement to be acquired by Union Planters Corporation, a multi-bank holding company based out of Memphis, Tennessee. Pursuant to the agreement, shareholders of Sho-Me Financial Corp. will receive .7694 shares of Union Planters stock for each share of Sho-Me Financial stock held, subject to adjustment under certain circumstances, in a tax-free exchange which is scheduled to close on or about December 31, 1997. At a special meeting held on October 8, 1997, the stockholders of Sho-Me approved the merger by and between the Company and Union Planters Corporation. The proposed merger has also been approved by the Federal Reserve, with other regulatory approvals pending. (See
Part II - Other Information)

     Except for the historical information contained herein, the matters discussed in this 10-QSB may be deemed to be forward-looking statements that involve risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition. Actual strategies and results in future periods may differ materially from those currently expected. These forward-looking statements represent the Company's judgement as of the date of this release. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

FINANCIAL CONDITION

     The Company's total assets increased $46.8 million, or 15.7%, from $298.0 million at December 31, 1996 to $344.8 million at September 30, 1997. The increase was primarily due to a $44.3 million increase in loans receivable which was primarily funded by increased deposits and FHLB advances of $19.0 million and $25.0 million, respectively.

     The balance of net loans receivable increased $44.3 million, or 17.3%, from $255.5 million at December 31, 1996 to $299.7 million at September 30, 1997. Loan growth (excluding loans-in-process) consisted primarily of a $26.6 million increase in loans secured by one- to four-family residences and to a lesser degree, increased balances of installment, land and nonresidential real estate loans of $8.6 million, $2.1 million and $6.1 million, respectively. During the first nine months of 1997, the Company originated $100.8 million in mortgage loans and installment loans as compared to loan originations of $90.6 million during the same period of the prior year. The increase in loan originations was primarily due to the origination of $11.5 million in equity lines-of-credit, a product which was initially offered in February of 1997.

     Deposits increased $19.0 million, or 10.4%, from $182.0 million at December 31, 1996 to $201.0 million at September 30, 1997. The increase was attributable to the continuation of successful marketing and cross-selling of the Company's products and services as well as expanded product offerings and price competitiveness. The increase was comprised of $9.3 million in certificates of deposit and $9.7 million in transaction accounts, statement savings accounts, and accrued interest.

     FHLB advances increased $25.0 million, or 29.8%, from $84.1 million at December 31, 1996 to $109.1 million at September 30, 1997. Outstanding advances have terms ranging up to five years at either variable or fixed rates of interest and have been used primarily to finance growth in loans receivable. The Company's average cost of FHLB advances was 27 basis points higher than the Company's average cost of certificates of deposit during the three months ended September 30, 1997.

     At September 30, 1997, stockholders' equity was $31.1 million as compared to $30.0 million, at December 31, 1996. The $1.1 million increase in equity was primarily due to net income of $3.2 million and benefit plan adjustments of $525,000 exceeding the $2.6 million cost of repurchased stock. These items, in conjunction with asset growth, caused the ratio of equity to total assets to decline from 10.1% at December 31, 1996 to 9.0% at September 30, 1997.

Results of Operations - Comparison of the three and nine month periods ended September 30, 1997 and 1996.

     GENERAL. The Company's net income for the three and nine month periods ended September 30, 1997 was $1.1 million and $3.2 million, respectively, as compared to net income of $184,000 and $1.3 million earned during the same periods of 1996. Net income in 1996 was adversely affected by a $910,000 one-time special assessment to enhance the capitalization of the Savings Associations Insurance Fund ("SAIF"). Exclusive of this SAIF assessment, income for the three and nine months ended September 30, 1997 increased by $376,000 and $1.3 million, respectively, from 1996 preassessment income of $748,000 and $1.9 million. The respective increases in net income were primarily the result of increased net interest income, noninterest income and a reduction in noninterest expense.

     NET INTEREST INCOME. Net interest income after provision for loan losses increased by $481,000, or 21.2%, to $2.7 million for the quarter ended September 30, 1997 as compared to the $2.3 million earned during the same quarter of the prior year. The increase was primarily due to an 11.0 basis point increase in the average interest rate spread and a $48.7 million, or 17.8% increase in the average balance of interest-earning assets which was partially offset by a $50.3 million, or 19.9% increase in the average balance of interest-bearing liabilities.

     Net interest income after provision for loan losses increased by $1.3 million, or 20.5%, to $7.7 million for the nine month period ended September 30, 1997 as compared to the $6.4 million earned during the same period of the prior year. The increase was primarily attributable to a 15.4 basis point increase in the average interest rate spread and a $45.1 million, or 17.5% increase in the average balance of interest-earning assets which was partially offset by a $47.3 million, or 19.9% increase in the average balance of interest-bearing liabilities.

     INTEREST INCOME. Interest income for the three and nine month periods ended September 30, 1997 increased $1.1 million, or 20.8%, and $3.2 million, or 20.7%, respectively, as compared to the same periods of the prior year. The increase in interest income over the nine month period was primarily the result of a $45.1 million, or 17.5% increase in the average balance of interest-earning assets and a 22.0 basis point rise in the average yield earned on these assets, from 8.04% to 8.26%. The increase in average interest-earning assets was primarily the result of growth in loans receivable, while increased asset yields were the result of upward loan repricing and an increase in the ratio of non one- to four-family loans and an overall increase in the ratio of loans, which both have typically earned higher yields than other interest-earning assets, to total assets.

     INTEREST EXPENSE. Interest expense for the three and nine month periods ended September 30, 1997 increased $713,000, or 22.1%, and $1.9 million, or 21.5%, respectively, as compared to the same periods of the prior year. The increase in interest expense over the nine month period was primarily the result of a $47.3 million increase in average interest-bearing liabilities and a 6.6 basis point rise in the average cost of these liabilities, from 5.07% to 5.14%. The increase in average interest-bearing liabilities consisted of growth in deposits and FHLB advances, while higher interest costs were primarily the result of an increase in the ratio of certificates of deposit and FHLB advances, which represent higher costing liabilities than transaction and savings accounts, to interest-bearing liabilities.

     PROVISION FOR LOSSES ON LOANS The provision for loan losses for the three and nine month periods ended September 30, 1997 was $0 and $75,000, respectively, as compared to provisions of $45,000 and $110,000, established during the same periods of the prior year. The Company regularly reviews its allowance for loan losses and makes adjustments to its balance based on management's analysis of the loan portfolio, the amount of non-performing and classified assets and general economic conditions. Although the Company maintains its allowance for loan losses at a level which it considers to be sufficient to provide for potential losses, there can be no assurance that future losses will not exceed internal estimates. In addition, the amount of the allowance for loan losses is subject to review by regulatory agencies which can order the establishment of additional loss provisions (See "Nonperforming Assets").

     NONINTEREST INCOME. Noninterest income for the three months ended September 30, 1997 increased $51,000, or 15.8%, to $377,000 as compared to the $325,000 earned during the same period of the prior year. The increase was primarily due to a $33,000 increase in lease income and FHLB stock dividends as well as increased service charges and late fees of $19,000. Increased lease income was due to an increase in the occupancy rate in the Company's Battlefield office from 72.1% at September 30, 1996 to 92.1% at September 30, 1997.

     Noninterest income for the nine months ended September 30, 1997 increased $345,000, or 40.4%, to $1.2 million as compared to the $853,000 earned during the same period of the prior year. The increase was primarily due to a $178,000 increase in gains realized on the sale of loans and available-for-sale securities which included gains from the sale of equity securities of $164,000. In addition, lease income and FHLB stock dividends increased by $72,000 while service charges, late fees and loan servicing fees increased by $96,000.

     NONINTEREST EXPENSE. Noninterest expense for the three months ended September 30, 1997 declined $1.0 million; however, exclusive of the aforementioned one-time SAIF assessment, the declined in expense totaled $133,000, or 9.2%, to $1.3 million as compared to $1.4 million expended during the same period of the prior year. Contributing to the decline was a $62,000 reduction in SAIF premiums. In addition, salary, occupancy and general operating expenses declined by $93,000 which more than offset increased advertising and processing expenses of $32,000. The reductions in operating expenses were the result of improved operating efficiencies and a reduction in expenses related to funding benefit plans.

     Noninterest expense for the nine months ended September 30, 1997 declined $1.3 million; however, exclusive of the aforementioned one-time SAIF assessment, the decline in expense totaled $408,000, or 9.6%, to $3.8 million as compared to $4.2 million expended during the same period of the prior year. Contributing to the decline was a $191,000 reduction in SAIF premiums, as well as a $276,000 decline in salary, occupancy, advertising and general operating expenses which more than offset a $60,000 increase in legal and processing expenses. The reductions in operating expenses were the result of improved operating efficiencies and a reduction in expenses related to funding benefit plans.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the three and nine month periods ended September 30, 1997 increased $636,000 and $1.1 million, respectively, as compared to the same periods of the prior year. Increased tax expense was primarily the result of increased taxable income which was due in part to the aforementioned SAIF assessment.

NONPERFORMING ASSETS

     The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the various types and quality of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net fair value of the underlying collateral, the borrower's intent and ability to repay the loan, local economic conditions, and the Company's historical loss ratios. The Company's allowance for loan losses increased $84,000 to $1.9 million at September 30, 1997 from $1.8 million on December 31, 1996. At September 30, 1997, the Company had $830,000, or .24% of total assets classified as substandard, doubtful, or loss as compared to classified assets of $263,000, or .09% of assets at December 31, 1996. The increase was due primarily to a $548,000 increase in foreclosed or repossessed assets held for sale which consisted of four single-family residences and one automobile, the largest of which was a $239,000 single-family residence. Each of these factors was considered by Management when it evaluated the adequacy of the allowance for loan losses.

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


                                                  09/30/97  12/31/96  12/31/95
                                                  --------  --------  --------
                                                      (Dollars In Thousands)

  Loans Delinquent/Past Maturity 90 Days or More  $    457  $   258   $     35
  Foreclosed or Repossessed Assets                     548        0
                                                  --------  --------  --------
  Total Non-performing Assets                     $  1,005  $    258  $     35
                                                  ========  ========  ========
  Total Non-Performing Assets as a
            Percentage of Total Assets                 .29%      .09%      .01%


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, the receipt of principal and interest payments on loans and MBS, investments and FHLB advances. While the scheduled repayments on loans and securities as well as the maturity of short-term investments are somewhat predictable sources of funding, deposit flows and loan prepayment rates are influenced by many factors which make their cash flows difficult to anticipate. Office of Thrift Supervision regulations require the Bank to maintain cash and eligible investments in an amount equal to at least 5% of customer accounts and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. During the month ended September 30, 1997, the Bank's liquidity ratio averaged 8.23%.

     The Company uses its liquidity resources principally to satisfy its ongoing cash requirements which include funding loan commitments, funding maturing certificates of deposit as well as deposit withdrawals, maintaining liquidity, purchasing investments, and meeting operating expenses. At September 30, 1997 the Company had outstanding commitments to fund $1.9 million in mortgage loans, $8.8 million in undisbursed loans-in-process and $5.3 million in undisbursed equity lines and letters-of-credit. These commitments are expected to be funded through a combination of FHLB advances, deposit growth and the receipt of cash from daily operations. Management believes that the Company's liquidity resources will be sufficient to fund anticipated liquidity needs.

REGULATORY CAPITAL

     At September 30, 1997, the Bank exceeded all regulatory capital requirements with tangible capital of $27.1 million (8.0% of tangible assets); core capital of $27.1 million (8.0% of adjusted tangible assets); and risk-based capital of $29.0 million (14.8% of risk-weighted assets). Under current regulatory guidelines, the Bank is considered to be "well-capitalized".

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

     Not applicable

Item 3  - Defaults upon Senior Securities

     Not applicable

Item 4  - Submission of Matters to a Vote of Security Holders

     (a) On October 8, 1997, the Company held a Special Meeting of the Stockholders to vote on a proposal to adopt the Agreement and Plan of Reorganization by and between Sho-Me Financial Corp. and Union Planters Corporation and a related Plan of Merger.

     (b) At the special meeting, the proposal to adopt the Agreement and Plan of Reorganization and the related Plan of merger was approved.

     (c)  The results of the vote on the aforementioned issue is listed below:




                     VOTES:           FOR     AGAINST  ABSTAIN   NON-VOTES
                     ------           ---     -------  -------   ---------
                     1,498,636       971,140   42,141    27,807   457,548



Item 5  -  Other Information

     None


Item 6  -  Exhibits and Reports on Form 8-K

     (a)   Exhibits

     None.

     (b) The following is a description of the Form 8-K's filed during the quarter ended September 30, 1997.

     None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SHO-ME FINANCIAL CORP.
                                        Registrant


Date:  November  12, 1997               /s/ Raymond G. Merryman
       ------------------               -------------------------------------
                                        Raymond G. Merryman
                                        President and Chief Executive Officer

Date:  November 12, 1997                /s/ Greg A. Steffens
       -----------------                -------------------------------------
                                        Greg A. Steffens
                                        Chief Financial Officer

                                Exhibit Index


Exhibit No.                     Description
-----------                     -----------

Exhibit - 27                    Financial Data Schedule